Form 10-K
period 1993-12-31
FOSTER WHEELER CORP
filed 1994-03-25
CIK 38321

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1993

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from .......... to ..........

Commission file number 1-286-2

                           FOSTER WHEELER CORPORATION
             (Exact Name of Registrant as specified in its charter)


       NEW YORK                                                             13-1855904
(State of incorporation)                                      (I.R.S. Employer Identification No.)

PERRYVILLE CORPORATE PARK, CLINTON, NEW JERSEY                            08809-4000
(Address of Principal Executive Offices)                                 (Zip Code)

                                 (908) 730-4000
              (Registrant's telephone number, including area code)


                SECURITIES REGISTERED PURSUANT TO SECTION 12(b)
                                  OF THE ACT:

    FOSTER WHEELER CORPORATION                                     NEW YORK STOCK EXCHANGE
COMMON STOCK, $1.00 PAR VALUE                                 (Name of Each Exchange on Which
        (Title of Class)                                               Registered)

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                 Title of Class

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X Yes       No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

    As of March 7, 1994, 35,753,324 shares of the Registrant's Common Stock, excluding stock held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by nonaffiliates of the Registrant on such date was approximately $1,591,022,918 (based on the last price on that date of $44.50 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents if incorporated by reference, and the Part of the Form 10-K into which the document is incorporated:


    (1) Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act on or about March 18, 1994

                                                                                 Page Number of
                                                                                 Definitive Proxy
Form 10-K Item Number and Description                                            Statement
- -------------------------------------                                            ----------------
10.    Directors and Executive Officers                                             2 - 4
11.    Executive Compensation                                                       6 - 12
12.    Security Ownership of Certain                                                2 - 4
         Beneficial Owners and Management

Except as specifically incorporated herein by reference, the above mentioned Definitive Proxy Statement is not deemed filed as part of this report.

    (2) The Financial Section of the Annual Report to Stockholders (pages 17-35) for the fiscal year ended December 31, 1993, is incorporated by reference into Part I and Part II of this report.

                           FOSTER WHEELER CORPORATION

                          1993 Form 10-K Annual Report

                               Table of Contents

                                                                                           Page
                                                                                           ----
                                             Part I

Item 1.      Business                                                                        4 - 7
     2.      Properties                                                                      8 - 11
     3.      Legal Proceedings                                                              11
     4.      Submission of Matters to a Vote of Security Holders                            11
     4a.     Executive Officers of the Registrant                                           11 - 12

                                             Part II

     5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters                                                            13
     6.      Selected Financial Data                                                        13
     7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                  14
     8.      Financial Statements and Supplementary Data                                    14
     9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                           14

                                             Part III

    10.      Directors and Executive Officers of the Registrant                             15
    11.      Executive Compensation                                                         15
    12.      Security Ownership of Certain Beneficial Owners and
             Management                                                                     15
    13.      Certain Relationships and Related Transactions                                 15

                                             Part IV

    14.      Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K                                                        15 - 26

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS:

Foster Wheeler Corporation was incorporated under the laws of the State of New York in 1900. Executive offices of Foster Wheeler Corporation are at Perryville Corporate Park, Clinton, New Jersey, 08809-4000 (Telephone (908) 730-4000). Except as the context otherwise requires, the term "Foster Wheeler" as used herein includes Foster Wheeler Corporation and its subsidiaries.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:

Incorporated by reference to Note 16 on page 35 in the Notes to Financial Statements in Foster Wheeler's Annual Report to Stockholders for the year ended December 31, 1993.

NARRATIVE DESCRIPTION OF BUSINESS:

Commencing in 1993, the activities of the Corporation have been redefined to focus on three core business groups covering Engineering and Construction, Energy Equipment and Power Systems. Prior to 1993, the Industrial and Environmental Group was reported as a separate segment. Those companies previously reported within the Industrial and Environmental Group have been reclassified as follows: Glitsch International, Inc. is now considered part of the Energy Equipment Group; Thermacote Welco Company, which was sold in September 1993, Barsotti's Inc. and Ullrich Copper, Inc. are aggregated as part of Corporate and Financial Services. Certain reclassifications have been made to conform prior years' data to the current presentation. These reclassifications had no impact on the previously reported consolidated earnings of the Corporation.

The three business groups are: the Engineering and Construction Group that consists primarily of the design, engineering and construction of process plants and fired heaters for oil refineries, synthetic fuels, and chemical producers; the Energy Equipment Group that consists mainly of the design and fabrication of steam generators and condensers, and suppliers of mass-transfer equipment, tower packings and industrial wire mesh; and the Power Systems Group engaged in the owning, leasing to, or operation for third parties of solid waste-to-energy and cogeneration plants. Foster Wheeler markets its services and products through a staff of sales and marketing personnel and through a network of sales representatives. The businesses of its industry groups are not seasonal nor are they dependent on a single customer or a very few customers. No one customer accounts for 10 percent or more of Foster Wheeler's consolidated revenues, although in any given year one customer could contribute significantly to such revenues.

The materials used in Foster Wheeler's manufacturing and construction operations are obtained from both domestic and foreign sources. Materials, which consist mainly of steel products and manufactured items, are heavily dependent on foreign sources, particularly on overseas projects.

Generally, lead time for delivery of materials does not presently constitute a problem.

Foster Wheeler owns and licenses patents, trademarks and know-how which are used in each of its industry groups. Such licenses, patents and trademarks are of varying durations. No industry group of the Corporation is materially dependent upon any particular or related group of patents, trademarks or licenses. Foster Wheeler has licensed companies throughout the world to manufacture marine and stationary steam generators and related equipment and certain of its other products. Principal licensees are in Japan, the Netherlands, Italy, Spain, Portugal, Norway and England.

For the most part, Foster Wheeler products are custom designed and manufactured and are not produced for inventory. As is the practice in the Engineering and Construction Group and Energy Equipment Group, customers often make a down payment at the time a contract is entered into, and continue to make progress payments until the contract is completed and the work has been accepted as meeting contract guarantees.

The Engineering and Construction Group backlog at the end of 1993 was $2.7 billion. Refinery upgrading and reconfiguration projects continue to be the major sources of new orders for the Group with strong markets in the Pacific Rim and the Middle East. The Energy Equipment Group backlog at the end of 1993 was $890.5 million.

Foster Wheeler had a backlog of firm orders as of December 31, 1993 of $3,884,100,000 as compared to a backlog as of December 25, 1992 of $3,806,800,000. The elapsed time from the award of a contract to completion of performance may be up to four years. The amount of backlog at December 31, 1993 should not necessarily be considered indicative of Foster Wheeler's total revenues for 1994, since contracts may under certain circumstances be accelerated or delayed and new orders booked in 1994 may be billed during that year.

The backlog by major industry segments as of December 31, 1993 and December 25, 1992 is as follows:

                                                        1993                     1992
                                                        ----                     ----
   Engineering and
      Construction                                $2,724,300,000           $2,827,200,000
   Energy Equipment                                  890,500,000              831,400,000
   Power Systems                                     210,500,000               68,600,000
   Corporate and Financial
      Services                                        58,800,000               79,600,000
                                                 ---------------          ---------------

                                                  $3,884,100,000           $3,806,800,000
                                                 ---------------          ---------------
                                                 ---------------          ---------------


The Power Systems projects consist of the following:

    PLANT LOCATION                      TYPE AND SIZE UNIT                            STATUS
    --------------                      ------------------                            ------
Martinez, California                 99.9 MW Cogeneration                             In Operation 1987
Mt. Carmel, Pennsylvania             40 MW Cogeneration - anthracite                  In Operation 1990
                                     culm-fired plant which also
                                     provides hot water to a hydro-
                                     ponic greenhouse
Charleston, South Carolina           600 Ton/Day Resource Recovery;                   In Operation 1989
                                     designed output 10 MW (a sale/
                                     leaseback of this project was
                                     entered into in 1989)
Camden County, New Jersey            1050 Ton/Day Resource Recovery;                  In Operation 1991
                                     designed output 21 MW
Hudson Falls, New York               400 Ton/Day Resource Recovery;                   In Operation 1991
                                     designed output 10 MW
University of Minnesota              Heating Plant operation and                      In Operation 1992
                                     upgrade
- -----------------------------------------------------------------------------------------------------------------------------
Montreal, Canada                     2200 Ton/Day Waste-to-Energy*                    In Final Permitting
Wilkes Barre, Pennsylvania           40 MW Small Power                                In Permitting
- -----------------------------------------------------------------------------------------------------------------------------
Robbins, Illinois                    1600 Ton/Day Waste-to-Energy*                    In Development
Talcahuano, Chile                    65 MW Cogeneration Plant Plus                    In Development
                                     12,000 Barrels/Day Coker and
                                     6,500 Barrels/Day Hydrotreater
- -----------------------------------------------------------------------------------------------------------------------------

* Includes Recycling.

For waste-to-energy (resource recovery) projects, generally, it takes approximately two to three years from award of a contract and the signing of a service agreement with a community to the beginning of construction.

Many companies compete in the Engineering and Construction segment of Foster Wheeler's business. Management estimates, based on industrial publications, that it is among the ten largest of the many large and small companies engaged in the design and construction of petroleum refineries and chemical plants. In the manufacture of refinery and chemical plant equipment, neither Foster Wheeler nor any other single company contributes a large percentage of the total volume of such business.

In the Energy Equipment Group, Foster Wheeler competes in the United States with three major and a number of smaller manufacturers of coal, oil, and gas-fired steam generating equipment, and, based on a review of trade association materials, it is third largest in this area. Its two major competitors are Combustion Engineering, Inc., a wholly owned subsidiary of ABB Asea Brown Boveri, Ltd.; and Babcock and Wilcox Co., a wholly owned subsidiary of J. Ray McDermott & Co., Inc. It competes in the United States with seven or more manufacturers of condensers, feedwater heaters and heat transfer equipment, and is among the largest of these manufacturers.

For the most part, contracts are awarded on the basis of price, delivery, performance and service.

Foster Wheeler is continually engaged in research and development efforts both in performance and analytical services on current projects and in development of new products and processes. During 1993, approximately $8,350,000, and in 1992 and 1991, $6,900,000 and $7,500,000, respectively, was spent on Foster Wheeler sponsored research activities. During the same periods, approximately $40,850,000, $32,300,000, and $27,200,000, respectively, was spent on customer sponsored research.

Foster Wheeler and its domestic subsidiaries are subject to certain Federal, state and local environmental, occupation health and product safety laws. Foster Wheeler believes all its operations are in compliance with such laws and does not anticipate any material capital expenditures or adverse effect on earnings in maintaining compliance with such laws.

Foster Wheeler had approximately 9,350 full-time employees on December 31, 1993. Following is a tabulation of the number of full-time employees of Foster Wheeler in each of its industry segments for the past three years:

                                           December 31,            December 25,            December 27,
                                              1993                     1992                   1991
                                         ---------------         ---------------         --------------
       Engineering and
          Construction                           5,630                 5,975                 5,460
       Energy Equipment                          3,110                 3,030                 2,950
       Power Systems                               270                   275                   200
       Corporate and Financial
          Services                                 340                   700                   725
                                             ---------             ---------             ---------

                                                 9,350                 9,980                 9,335
                                             ---------             ---------             ---------
                                             ---------             ---------             ---------



FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES:

Incorporated by reference to Note 16 on page 35 in the Notes to Financial Statements in Foster Wheeler's Annual Report to Stockholders for the year ended December 31, 1993.

ITEM 2.  PROPERTIES

   COMPANY AND
(INDUSTRY SEGMENT*)

                                                                                     BUILDING           LEASE
 LOCATION                                  USE                     LAND AREA         SQUARE FEET        EXPIRES
 --------                                  ---                     ---------         -----------        -------
Foster Wheeler Corporation
(CF)
- --------------------------
New York City, New York              Executive Offices             --                1,148              1998

Livingston, New Jersey               General Office
                                      & Engineering                31.0 acres        288,000 (2)        --

Lebanon, New Jersey                  General Offices               --                151,408            1996/1997

Clinton Township,                    General Office                --                22,543             1996
New Jersey

Union Township,                      Undeveloped                   225.2 acres       --                 --
New Jersey                           General Office
                                      & Engineering                29.4              294,000            --
                                      Storage and Reproduction
                                      Facilities                   8.0               34,000             --

Livingston, New Jersey               Research Center               6.7 acres         51,355             --

Bedminster, New Jersey               Office                        10.72 acres       135,000 (1)(3)

Bridgewater, New Jersey              Undeveloped                   118 acres         --         (3)     --

Foster Wheeler Energy
Corporation (EE)
- ---------------------
Dansville, New York                  Manufacturing
                                      & Offices                    82.4 acres        513,786            --

McGregor, Texas                      Storage
                                      Facilities                   15.0 acres        24,000             --

Foster Wheeler Iberia,
S.A. (EC)
- ----------------------
Madrid, Spain                        Office & Engineering          4.2 acres         82,500             --

Foster Wheeler Limited
(England) (EC)
- ----------------------
Glasgow, Scotland                    Office & Engineering          --                27,610             1997

Reading, England                     Office & Engineering          --                301,367            1995/2016

Tereside, England                    Office & Engineering          --                24,000             1994/1996

   COMPANY AND
(INDUSTRY SEGMENT*)

                                                                                     BUILDING           LEASE
 LOCATION                                  USE                     LAND AREA         SQUARE FEET        EXPIRES
 --------                                  ---                     ---------         -----------        -------
Foster Wheeler Limited
(Canada) (EE)
- ----------------------
Edmonton, Alberta                        Assembly                  --                10,960             1994

Niagara-On-The-Lake,
Ontario                                  Office Building           34.5 acres        100,000 (1)        --

Port Robinson, Ontario                   Undeveloped Land          15.0 acres        --                 --

St. Catharines, Ontario                  Manufacturing
                                          & Office                 29.0 acres        233,500            --

Grimsby, Ontario                         Construction Tools
                                          Depot                    --                19,546             1997

Foster Wheeler Energia,
S.A. (EE)
- -----------------------
(formerly Generadores de
Vapor Foster Wheeler, S.A.)
- ---------------------------
Tarragona, Spain                         Manufacturing
                                          & Office                 11.96 acres       77,794             --

Madrid, Spain                            Office Building           1.26 acres        27,500             --

Foster Wheeler Italiana,
S.p.A. (EC)
- ------------------------
Milan, Italy                             Office & Engineering      --                180,000            2001

Milan, Italy                             Office & Engineering      --                30,000             2004

Foster Wheeler USA
Corporation (EC)
- -------------------
Houston, Texas                           General Offices           --                53,131             2003

Barsotti's Inc. (CF)
- --------------------
Santa Fe Springs                         Warehouse & Office        --                35,255             1994
California

San Leandeo,                             Warehouse & Office        --                12,455             1994
California

   COMPANY AND
(INDUSTRY SEGMENT*)

                                                                                       BUILDING           LEASE
 LOCATION                                    USE                     LAND AREA         SQUARE FEET        EXPIRES
 --------                                    ---                     ---------         -----------        -------
Foster Wheeler Power Systems, Inc.
(PS)
- ----------------------------------
Martinez, California                      Cogeneration Plant         6.4 acres         --                 --

Mt. Carmel,                               Cogeneration Plant         105 acres         --                 2010
Pennsylvania

Charleston,                               Waste-to-Energy            18 acres          --                 2010
South Carolina                             Plant

Hudson Falls, New York                    Waste-to-Energy            11.2 acres        --                 2010
                                           Plant

Camden, New Jersey                        Waste-to-Energy            18 acres          --                 2011
                                           Plant

Glitsch International, Inc. (EE)
- --------------------------------
Dallas, Texas                             Manufacturing
                                           & Office                  38.0 acres        505,644            --

Eldorado, Kansas                          Manufacturing
                                           & Office                  --                16,000             1994

Houston, Texas                            Warehouse & Office         2.83 acres        18,000             --

Uxbridge, Ontario                         Manufacturing              12.0 acres        84,500             --

Camrose, Alberta,                         Undeveloped Land           20.0 acres        --                 --
Canada

Aprilia, Italy                            Manufacturing              20.5 acres        72,000             --

Parsippany, New Jersey                    Manufacturing
                                           & Office                  8.3 acres         63,790             --

Kirkby Stephen, U.K.                      Manufacturing
                                           & Office                  2.4 acres         19,000             1994

Arles, France                             Manufacturing
                                           & Office                  5.1 acres         70,736             --

Birlesik Insaat ve Muhendislik
A.S. (BIMAS) (EC)
- ------------------------------
Istanbul, Turkey                          Engineering & Office       --                15,000             1994

   COMPANY AND
(INDUSTRY SEGMENT*)

                                                                                         BUILDING                LEASE
 LOCATION                                      USE                      LAND AREA        SQUARE FEET             EXPIRES
 --------                                      ---                      ---------        -----------             -------
Foster Wheeler France (EC)
- --------------------------
Paris, France                              Office & Engineering         --               86,555        (1)       --

Ullrich Copper, Inc. (CF)
- -------------------------
Kenilworth, New Jersey                     Manufacturing                --               90,000                  1998

Greenwood,
South Carolina                             Warehouse                    --               10,000                  1998


- ---------------------------------
*Designation of Industry Groups:           EC  - Engineering and Construction
                                           EE  - Energy Equipment
                                           PS  - Power Systems
                                           CF  - Corporate & Financial Services
                                           -------------------------------------

             (1)    Portion leased or subleased to a responsible tenant.
             (2) Entire facility leased to a responsible tenant, with a portion being subleased back to Foster Wheeler subsidiaries.
             (3)    50% ownership interest.

   With the exception of the New York Office of the Corporation, locations of less than 10,000 square feet are not listed. Except as noted above, the properties set forth are held in fee. All or part of listed locations may be leased or subleased to other affiliates. All properties are in good condition and adequate for their intended use.


ITEM 3.  LEGAL PROCEEDINGS

Incorporated by reference to Note 12 on page 33 in the Notes to Financial Statements in Foster Wheeler's Annual Report to Stockholders for the year ended December 31, 1993.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 4(A)  EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G (3) of Form 10-K information regarding executive officers is included in PART I.

The executive officers of Foster Wheeler, all of whom have held executive positions with Foster Wheeler or its subsidiaries for more than the past five years, except Messrs. Bartoli, O'Brien and Whittaker, are as follows:

   NAME                            AGE                              POSITION
   ----                            ---                              --------
Louis E. Azzato                    63           Chairman of the Board of Directors
                                                       and Chief Executive Officer
Richard J. Swift                   49           President and Chief Operating Officer
Harold E. Kennedy                  66           Vice Chairman
N. William Atwater                 59           Executive Vice President - Engineering and
                                                       Construction Group
David J. Roberts                   49           Executive Vice President - Chief Financial
                                                       Officer
Murray Wolsky                      62           Senior Vice President - Administration and
                                                       Real Estate
Michele Acerra                     56           Vice President - Corporate Planning and
                                                       Development
Henry E. Bartoli                   47           Vice President - Power Systems Group
                                                (Vice President and General Manager, 1987-1992, Burns and Roe Company.)
Jack E. Deones                     62           Vice President - Secretary
Lisa Fries-Gardner                 37           Vice President - Chief Compliance Officer
Robert D. Iseman                   45           Vice President and Treasurer
Thomas R. O'Brien                  55           Vice President and General Counsel
                                                (Partner in the law firm of Wolff and Samson,
                                                1986-1993.)
James E. Schessler                 48           Vice President - Personnel & Industrial
                                                       Relations
George S. White                    57           Vice President and Controller
Robert A. Whittaker                46           Vice President - Energy Equipment Group
                                                (General Manager, Steam Turbine Business for General Electric Industries and Power
                                                Systems, 1989-1992.  Various engineering, manufacturing, marketing and service positions for General Electric, 1969-1988.)


Each officer holds office for a term running until the Board of Directors meeting next following the Annual Meeting of Stockholders and until his/her successor is elected and qualified. There are no family relationships between the officers listed above. There are no arrangements or understandings between any of the listed officers and any other person, pursuant to which he/she was elected as an officer.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Incorporated by reference to Note 11 on page 33 in Foster Wheeler's Annual Report to Stockholders for the year ended December 31, 1993. The Corporation's common stock is traded on the New York Stock Exchange. The approximate number of stockholders of record as of December 31, 1993 was 8,008.


ITEM 6.  SELECTED FINANCIAL DATA

                                (In Thousands of Dollars, Except Per Share Data)

                         1993               1992               1991              1990            1989
                         ----               ----               ----              ----            ----
Revenues                $2,654,505         $2,529,464         $2,031,620        $1,691,023      $1,292,747

Earnings before
 accounting change          57,704             45,504 (1)         43,268            38,277          31,637

Earnings per share
 before accounting
 change                       1.62               1.28 (1)           1.22              1.08             .90

Total assets             1,806,201          1,763,264          1,638,874         1,445,494       1,185,246

Long-term borrowings
 (including current
 installments)             429,264            439,578            454,826           321,608         255,798

Cash dividends per
 common share                 .645               .585                .53              .485             .44


     (1) As of the beginning of 1992, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The effect of the accounting change at the beginning of 1992 was a charge to earnings of $91.3 million after tax and valuation allowance which amounted to $2.57 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to pages 18 to 22 in Foster Wheeler's Annual Report to Stockholders for the year ended December 31, 1993.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the following sections of Foster Wheeler's Annual Report to Stockholders for the year ended December 31, 1993:

       A. Consolidated Balance Sheet, December 31, 1993 and December 25, 1992 (page 23)

       B. Consolidated Statement of Earnings for the years ended December 31, 1993; December 25, 1992; and December 27, 1991 (page 24)

       C. Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 1993; December 25, 1992; and December 27, 1991 (page 25)

       D. Consolidated Statement of Cash Flows for the years ended December 31, 1993; December 25, 1992; and December 27, 1991 (page 26)

       E.    Notes to Financial Statements (pages 27-35)

       F.    Report of Independent Accountants (page 24)

Schedules Required by Regulations S-X

       G.    Schedule V, Land, Buildings and Equipment (page 23 of Form 10-K)

       H. Schedule VI, Accumulated Depreciation of Buildings and Equipment (page 24 of Form 10-K)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to pages 2-4 of Foster Wheeler's Proxy Statement, dated March 18, 1994, for the Annual Meeting of Stockholders to be held April 25, 1994. Certain information regarding executive officers is included in Part I in accordance with General Instruction G (3) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to pages 6-12 of Foster Wheeler's Proxy Statement, dated March 18, 1994, for the Annual Meeting of Stockholders to be held April 25, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to pages 2-4 of Foster Wheeler's Proxy Statement, dated March 18, 1994, for the Annual Meeting of Stockholders to be held April 25, 1994.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1 - Financial Statements

           The index to Financial Statements is incorporated in this paragraph by reference to Item 8, page 14

     2 - Financial Statement Schedules

           Schedule V, Land, Buildings and Equipment, page 23

           Schedule VI, Accumulated Depreciation of Buildings and Equipment, page 24

           All other schedules and financial statements have been omitted because of the absence of conditions requiring them or because the required information is shown in the financial statements or the notes thereto.

           (b)       Reports on Form 8-K:

                     The following reports on Form 8-K have been filed during the period September 25 through December 31, 1993:

                     None

     3 - The following Exhibits are required by Item 601 of Regulation S-K and by paragraph (c) of Item 14 of Form 10-K:

           (2)       Not applicable

           (3) By-Laws of Registrant as amended through February 22, 1994 and filed as part of this report.

           (4)       Not applicable

           (9)       Not applicable

           (10)      Not applicable

           (11)      Not applicable

           (12)      Not applicable

           (13) Except for those portions thereof which are expressly incorporated by reference in this filing, the Financial Section of the Annual Report to Stockholders of Foster Wheeler Corporation (pages 17-35) for the fiscal year ended December 31, 1993 is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

           (18)      Not applicable

           (21)      Subsidiaries of the registrant (pages 18 and 19)

           (22)      Not applicable

           (23)      See consent of Independent Accountants (page 21)

           (24)      Not applicable

           (27)      Not applicable

           (28)      Not applicable

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-91384 (filed May 29, 1984), 33-34694 (filed May 2, 1990) and 33-40878
(filed May 29, 1991):

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   EXHIBIT 21
                         SUBSIDIARIES OF THE REGISTRANT
FOSTER WHEELER CORPORATION (PARENT)
PRINCIPAL CONSOLIDATED, WHOLLY OWNED SUBSIDIARIES (DIRECTLY OR INDIRECTLY) Listed by Jurisdiction of Organization

     AUSTRALIA
     Foster Wheeler Australia Pty. Ltd., Melbourne                Foster Wheeler China, Inc., Delaware
                                                                  Foster Wheeler Constructors, Inc., Delaware
                                                                  Foster Wheeler Development Corporation, Delaware
                                                                  Foster Wheeler (Emirates) Corporation, Delaware
     BERMUDA                                                      Foster Wheeler Energy Corporation, Delaware
     FW Management Operations, Ltd., Hamilton                     Foster Wheeler Energy International, Inc., Delaware
     Foster Wheeler Trading Co. Ltd., Hamilton                    Foster Wheeler Facilities Management Delaware, Inc., Delaware
     Power Systems International, Ltd., Hamilton                  Foster Wheeler Hudson Falls, Inc., Delaware
     York Jersey Liability Ltd., Hamilton                         Foster Wheeler Intercontinental Corporation, Delaware
                                                                  Foster Wheeler International Corporation, Delaware
     CANADA                                                       Foster Wheeler Korea, Ltd., Delaware
     Foster Wheeler Limited, St. Catharines                       Foster Wheeler Martinez, Inc., Delaware
     Les Chaudieres Foster Wheeler Inc., Quebec                   Foster Wheeler Mt. Carmel, Inc., Delaware
     Chapleau Co-generation Ltd., Chapleau                        Foster Wheeler Passaic, Inc., Delaware
     Foster Wheeler Canadian Resources Limited, Alberta           Foster Wheeler Penn Resources, Inc., Delaware
     Foster Wheeler Fired Heaters, Ltd., Calgary                  Foster Wheeler Power Corporation, Delaware
     Glitsch Canada, Ltd., Uxbridge                               Foster Wheeler Power Systems, Inc., Delaware
     La Societe D'Energie Foster Wheeler Ltd., Quebec             Foster Wheeler Real Estate Development Corporation, Delaware
                                                                  Foster Wheeler Twin Cities, Inc., Delaware
     CHILE                                                        Foster Wheeler USA Corporation, Delaware
     Foster Wheeler Chile, S.A., Santiago de Chile                Foster Wheeler Wood Resources, Inc., Delaware
                                                                  Foster Wheeler World Services Corporation, Delaware
     ENGLAND                                                      Glitsch Field Services, Inc., Texas
     Foster Wheeler Limited, Reading                              Glitsch Inc., Delaware
     Foster Wheeler Energy Ltd., Reading                          Glitsch International, Inc., Delaware
     Foster Wheeler (India) Ltd., Reading                         Glitsch Special Products, Inc., Texas
     Foster Wheeler (Northern) Ltd., Reading                      Glitsch Technology Corporation, Delaware
     Foster Wheeler (Pacific) Ltd., Reading                       Otto H. York Company, Delaware
     Foster Wheeler Petroleum Development Ltd., Reading           Ullrich Copper, Inc., Delaware
     Foster Wheeler World Services, Ltd., Reading                 Yargo, Inc., Minnesota
     FW Management Operations Ltd., Reading
     Glitsch (U.K.) Ltd., Kirkby Stephen Cumbria                  THAILAND
     Glitsch Field Services, Ltd., Dorking                        Foster Wheeler (Thailand) Limited, Sriracha
     Foster Wheeler (Indonesia) Ltd., Reading
     Foster Wheeler Petroleum Development (Norway) Ltd.,          U.S. VIRGIN ISLAND
       Reading                                                    Foster Wheeler F.S.C., Inc., St. Thomas

     FRANCE
     Foster Wheeler France, S.A., Paris                           VENEZUELA
     Foster Wheeler Conception Etudes Entretien, Paris            Foster Wheeler Carbibe Corporation, C.A., Caracas
     Foster Wheeler World Services, France, S.A., Paris
     Glitsch France, S.A., Arles
     Societe Fonciere-Bourdonnais Rivoli, S.A., Paris

     ITALY
     Foster Wheeler Italiana, S.p.A., Milan
     Steril, S.p.A., Milan
     Foster Wheeler World Services, S.p.A., Rome
     Glitsch Italiana, S.p.A., Campoverde
     Foster Wheeler Financial Services S.p.A., Milan

     NETHERLANDS ANTILLES
     Foster Wheeler N.V., Curacao

     NETHERLANDS
     Foster Wheeler Europe, B.V., Amsterdam
     Foster Wheeler Power Systems, B.V., Amsterdam

     SINGAPORE (REPUBLIC OF)
     Foster Wheeler Eastern Pte., Ltd., Singapore

      SPAIN
     Foster Wheeler Iberia, S.A., Madrid
     Foster Wheeler Energia, S.A., Madrid
     Foster Wheeler Trading Co., S.A., Madrid
     F.I. Controles, S.A., Madrid
     Foster Wheeler Power Systems, S.A., Madrid
     Conequip, S.A., Madrid

     UNITED STATES
     Camden County Energy Recovery Associates, New Jersey
     Camden County Energy Recovery Corporation, Delaware
     Century Plastics, Inc., Kansas
     Foster Wheeler Arabia Ltd., Delaware
     Foster Wheeler Bedminster, Inc., Delaware
     Foster Wheeler Bridgewater, Inc., Delaware
     Foster Wheeler Broome County, Inc., Delaware
     Foster Wheeler Charleston Resource Recovery, Inc.,
       Delaware

PRINCIPAL AFFILIATED COMPANIES
(PERCENT DIRECTLY OR INDIRECTLY OWNED BY FOSTER WHEELER CORPORATION)

COLUMBIA
Foster Wheeler Andina, S.A., Bogota (19%)

ITALY
F.FW Fiatavio Foster Wheeler Per L'Energia, S.p.A., Milan (40%)
Software Technology, S.p.A., Milan (90%)

NIGERIA
Foster Wheeler (Nigeria) Ltd., Lagos (60%)

TURKEY
Birlesik Insaat ve Muhendislik, A.S., Istanbul (51%)

A copy of the By-Laws of the Corporation, as amended through February 22, 1994, is available upon request to the Office of the Secretary, Foster Wheeler Corporation, Perryville Corporate Park, Clinton, New Jersey 08809-4000.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

         We consent to the incorporation by reference in the registration statements of Foster Wheeler Corporation on Form S-8 (File No.'s 2- 91384, 33-34694 and 33-40878) of our report dated February 14, 1994, on our audits of the consolidated financial statements of Foster Wheeler Corporation and Subsidiaries as of December 31, 1993 and December 25, 1992, and for each of the three years in the period ended December 31, 1993, which report is incorporated by reference in this Annual Report on Form 10-K.





                                                               Coopers & Lybrand

New York, New York
March 25, 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULES



         Our report on the consolidated financial statements of Foster Wheeler Corporation and Subsidiaries has been incorporated by reference in this Form 10-K from page 24 of the 1993 Annual Report to Stockholders of Foster Wheeler Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 15 of this Form 10-K.

         In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                                               Coopers & Lybrand



New York, New York
February 14, 1994

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                                   SCHEDULE V
                         LAND, BUILDINGS AND EQUIPMENT
                      THREE YEARS ENDED DECEMBER 31, 1993
                           (IN THOUSANDS OF DOLLARS)


                                           Balance At                                      Other Changes       Balance at
                                           Beginning      Additions        Retirements     Debits and/or       End
Classification                             of Year        at Cost          or Sale         (Credits) (a)       of Year
- --------------                             -------        -------          -------         ----------          -------
YEAR ENDED, DECEMBER 31, 1993:
- ------------------------------

Land and improvements                      $ 15,576         $     23          $    75           $   (614)        $ 14,910
Buildings and improvements                   88,695            5,810            2,445             (2,196)          89,864
Prefabricated buildings                          59                                                   (3)              56
Yards and improvements                        2,027               62                1                (51)           2,037
Machinery and equipment                     572,883           14,168            5,743             (3,036)         578,272
Furniture and fixtures                       59,660            3,283            3,233             (3,229)          56,481
Vehicles                                     10,520            2,389            1,932               (501)          10,476
Laboratory experiment equipment               7,775               26               25                 (3)           7,773
Construction in progress                     26,841            2,088               18             (4,232)          24,679(b)
                                          ---------         --------          -------           ---------        --------
                                           $784,036         $ 27,849          $13,472           $ (13,865)       $784,548
                                           --------          -------          -------           ---------        --------
                                           --------          -------          -------           ---------        --------

YEAR ENDED, DECEMBER 25, 1992:
- ------------------------------

Land and improvements                      $ 16,193         $    298          $   333           $   (582)        $ 15,576
Buildings and improvements                   92,775            3,708            2,188             (5,600)          88,695
Prefabricated buildings                          62                                                   (3)              59
Yards and improvements                        2,683              102              677                (81)           2,027
Machinery and equipment                     502,527          103,065           27,330             (5,379)         572,883
Furniture and fixtures                       63,135            9,451            2,492            (10,434)          59,660
Vehicles                                     11,952            3,307            2,969             (1,770)          10,520
Laboratory experiment equipment               7,475              346               39                 (7)           7,775
Construction in progress                     92,247          (64,282)             629               (495)          26,841(b)
                                           --------          --------        --------           ---------        --------
                                           $789,049         $ 55,995          $36,657           $(24,351)        $784,036
                                           --------          -------          -------           ---------        --------
                                           --------          -------          -------           ---------        --------

YEAR ENDED, DECEMBER 27, 1991:
- ------------------------------

Land and improvements                      $ 16,437         $    156          $   364           $    (36)        $ 16,193
Buildings and improvements                   80,261           15,291            2,525               (252)          92,775
Prefabricated buildings                          62                                                                    62
Yards and improvements                        2,450              180              (44)                 9            2,683
Machinery and equipment                     339,039          168,047            4,546                (13)         502,527
Furniture and fixtures                       50,132           14,498            1,519                 24           63,135
Vehicles                                     10,680            3,359            1,986               (101)          11,952
Laboratory experiment equipment               7,131              342                                   2            7,475
Construction in progress                    174,626          (82,422)              39                 82           92,247(b)
                                           --------         ---------        --------             ------         --------
                                           $680,818         $119,451          $10,935           $   (285)        $789,049
                                           --------         --------          -------              ------        --------
                                           --------         --------          -------              ------        --------


(a)  Exchange translation adjustment.
(b) Primarily waste-to-energy and cogeneration facilities under construction by the Power Systems Group.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                                  SCHEDULE VI
              ACCUMULATED DEPRECIATION OF BUILDINGS AND EQUIPMENT
                      THREE YEARS ENDED DECEMBER 31, 1993
                           (IN THOUSANDS OF DOLLARS)


                                         Balance At      Additions                           Other Changes     Balance at
                                         Beginning       Charged to          Retirements     Debits and/or     End
Classification                           of Year         Costs & Expenses    or Sale         (Credits) (a)     of Year
- --------------                           -------         ----------------    -------         ----------        -------
YEAR ENDED, DECEMBER 31, 1993:
- ------------------------------

Land improvements                          $    461          $    68         $      1           $   (117)        $    411
Buildings and improvements                   25,533            4,965            1,565               (629)          28,304
Prefabricated buildings                          55                                                   (2)              53
Yards and improvements                        1,202              104                                 (10)           1,296
Machinery and equipment                     117,234           29,166            4,322             (1,608)         140,470
Furniture and fixtures                       33,838            6,736            3,087             (1,290)          36,197
Vehicles                                      6,008            2,027            1,332               (514)           6,189
Laboratory experiment equipment               3,759              666               11                 (2)           4,412
                                           --------          -------          -------          ---------         --------
                                           $188,090          $43,732         $ 10,318           $ (4,172)        $217,332
                                           --------          -------          -------          ---------         --------
                                           --------          -------          -------          ---------         --------

YEAR ENDED, DECEMBER 25, 1992:
- ------------------------------

Land improvements                          $    309          $   181                            $    (29)        $    461
Buildings and improvements                   23,633            4,588         $  1,261             (1,427)          25,533
Prefabricated buildings                          57                                                   (2)              55
Yards and improvements                        1,441              124              327                (36)           1,202
Machinery and equipment                     106,278           27,401           13,575             (2,870)         117,234
Furniture and fixtures                       34,056            7,955            2,272             (5,901)          33,838
Vehicles                                      6,332            2,432            1,928               (828)           6,008
Laboratory experiment equipment               3,165              605                7                 (4)           3,759
                                           --------          -------          -------           ---------        --------
                                           $175,271          $43,286         $ 19,370           $(11,097)        $188,090
                                           --------          -------          -------           ---------        --------
                                           --------          -------          -------           ---------        --------

YEAR ENDED, DECEMBER 27, 1991:
- ------------------------------

Land improvements                          $    251          $    58                                             $    309
Buildings and improvements                   20,247            4,075         $    772           $     83           23,633
Prefabricated buildings                          56                1                                                   57
Yards and improvements                        1,309              131                                   1            1,441
Machinery and equipment                      88,541           21,013            3,348                 72          106,278
Furniture and fixtures                       29,312            6,481            1,352               (385)          34,056
Vehicles                                      5,303            2,421            1,375                (17)           6,332
Laboratory experiment equipment               2,627              538                                                3,165
                                           --------         --------         --------              ------        --------
                                           $147,646          $34,718         $  6,847           $   (246)        $175,271
                                           --------         --------         --------              ------        --------
                                           --------         --------         --------              ------        --------


(a)  Exchange translation adjustment.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FOSTER WHEELER CORPORATION
                                       (Registrant)

Dated    March 25, 1994                By /s/ Jack E. Deones
      --------------------                ------------------------------
                                           Jack E. Deones
                                           Vice President and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of March 25, 1994, by the following persons on behalf of the registrant, in the capacities indicated.


               Signature                          Title
               ---------                          -----

        /s/ Louis E. Azzato                  Director and Chairman
        ---------------------------
            Louis E. Azzato                  (Principal Executive Officer)

        /s/ Richard J. Swift                 Director and President
        ---------------------------
            Richard J. Swift                 (Principal Operating Officer)

        /s/ David J. Roberts                 Executive Vice President - Finance
        ---------------------------
            David J. Roberts                 (Principal Financial Officer)

        /s/ George S. White                  Vice President and Controller
        ---------------------------
            George S. White                  (Principal Accounting Officer)

        /s/ Harold E. Kennedy                Director and Vice Chairman
        ---------------------------
            Harold E. Kennedy

        /s/ Leland E. Boren                  Director
        ---------------------------
            Leland E. Boren

                                             Director
        ---------------------------
            Martha J. Clark

        /s/ Kenneth A. DeGhetto              Director
        ---------------------------
            Kenneth A. DeGhetto

               Signature                                  Title
               ---------                                  -----

        /s/ E. James Ferland                             Director
        ---------------------------
            E. James Ferland

        /s/ John A. Hinds                                Director
        ---------------------------
            John A. Hinds

        /s/ Joseph J. Melone                             Director
        ---------------------------
            Joseph J. Melone

        /s/ Frank E. Perkins                             Director
        ---------------------------
            Frank E. Perkins

        /s/ John Timko, Jr.                              Director
        ---------------------------
            John Timko, Jr.

        /s/ Charles Y. C. Tse                            Director
        ---------------------------
            Charles Y. C. Tse

        /s/ Robert Van Buren                             Director
        --------------------------
            Robert Van Buren

                                EXHIBIT INDEX

         EXHIBIT
          NUMBER                   DESCRIPTION
         -------                   -----------
           (2)       Not applicable

           (3) By-Laws of Registrant as amended through February 22, 1994 and filed as part of this report.

           (4)       Not applicable

           (9)       Not applicable

           (10)      Not applicable

           (11)      Not applicable

           (12)      Not applicable

           (13) Except for those portions thereof which are expressly incorporated by reference in this filing, the Financial Section of the Annual Report to Stockholders of Foster Wheeler Corporation (pages 17-35) for the fiscal year ended December 31, 1993 is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

           (18)      Not applicable

           (21)      Subsidiaries of the registrant (pages 18 and 19)

           (22)      Not applicable

           (23)      See consent of Independent Accountants (page 21)

           (24)      Not applicable

           (27)      Not applicable

           (28)      Not applicable