Form 10-Q
period 1994-04-01
FOSTER WHEELER CORP
filed 1994-05-13
CIK 38321

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            -----------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 1994

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.


               FOR THE TRANSITION PERIOD FROM         TO
                                              -------    -------


                         COMMISSION FILE NUMBER 1-286-2


                          FOSTER WHEELER CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                       13-1855904
- - - -----------------------------                 --------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)


Perryville Corporate Park, Clinton, N. J.                 08809-4000
- - - -----------------------------------------     --------------------------------
(Address of principal executive offices)                 (Zip Code)



   Registrant's telephone number, including area code:    (908) 730-4000
                                                          --------------
                               (Not Applicable)
   -------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes (X)  No  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 1, 1994 was 35,788,125 shares.

                           FOSTER WHEELER CORPORATION


                                     INDEX



                                                                       Page No.

Part I  Financial Information:


        Item 1 - Financial Statements:

                Condensed Consolidated Balance Sheet at
                     April 1, 1994 and December 31, 1993                   2

                Condensed Consolidated Statement of Earnings
                     Three Months Ended April 1, 1994 and
                     March 26, 1993                                        3

                Condensed Consolidated Statement of Cash Flows
                     Three Months Ended April 1, 1994 and
                     March 26, 1993                                        4

                Notes to Condensed Consolidated Financial
                     Statements                                            5 - 7


        Item 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         8 - 9

Part II Other Information:

        Item 2 - Changes in Securities                                     10

        Item 6 - Exhibits and Reports on Form 8-K                          10

                         PART I. FINANCIAL INFORMATION

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 1. - FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (IN THOUSANDS OF DOLLARS)


                                                                          April 1, 1994         December 31,
ASSETS                                                                     (Unaudited)              1993
- - - ------                                                                    -------------         ------------
Current Assets:
    Cash and cash equivalents                                              $   255,792           $   249,514
    Short-term investments, at cost (which
      approximates market value)                                               132,683               127,876
    Accounts and notes receivable                                              455,746               442,499
    Contracts in process                                                       107,392                87,076
    Inventories                                                                 26,113                24,500
    Prepaid and refundable income taxes                                         41,361                39,000
    Prepaid expenses                                                            11,897                12,989
                                                                            ----------            ----------
        Total Current Assets                                                 1,030,984               983,454
Notes and accounts receivable - long-term                                       46,082                40,560
Investments and advances                                                        41,066                34,758
Land, buildings and equipment - at cost less
    accumulated depreciation: 1994 - $217,529;
    1993 - $217,332                                                            566,173               567,216
Cost in excess of net assets of subsidiaries acquired                            4,057                 4,098
Deferred charges and prepaid pension cost                                      164,829               160,967
Deferred income taxes                                                            9,249                15,148
                                                                            ----------            ----------
        Total Assets                                                        $1,862,440            $1,806,201
                                                                            ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - - ------------------------------------
Current Liabilities:
    Current installments on long-term debt                                  $   30,801            $   32,523
    Bank loans                                                                  99,087                59,725
    Accounts payable and accrued expenses                                      269,796               292,738
    Estimated cost to complete long-term contracts                             304,216               287,508
    Advance payments by customers                                               84,336                76,462
    Income taxes                                                                29,442                30,033
                                                                            ----------            ----------
        Total Current Liabilities                                              817,678               778,989
Long-term debt, less current installments                                      398,031               396,741
Other long-term liabilities, deferred credits,
    postretirement benefits other than pensions
    and minority interest in subsidiary companies                              210,310               211,604
Deferred income taxes                                                           18,202                18,691
                                                                            ----------            ----------
        Total Liabilities                                                    1,444,221             1,406,025
                                                                            ----------            ----------
Stockholders' Equity:
    Common stock                                                                35,808                35,707
    Paid-in capital                                                             37,600                35,076
    Retained earnings                                                          390,717               381,205
    Accumulated translation adjustment                                         (45,355)              (51,261)
                                                                            ----------            ----------
                                                                               418,770               400,727
    Less cost of treasury stock                                                    551                   551
                                                                            ----------            ----------
        Total Stockholders' Equity                                             418,219               400,176
                                                                            ----------            ----------
        Total Liabilities and Stockholders' Equity                          $1,862,440            $1,806,201
                                                                            ==========            ==========

See notes to financial statements.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                  Three Months Ended
                                                                           ---------------------------------
                                                                           April 1, 1994      March 26, 1993
                                                                           -------------      --------------

Revenues:
    Operating revenues                                                       $ 469,645             $ 586,531
    Other income                                                                 8,331                 9,894
                                                                             ---------             ---------
        Total revenues                                                         477,976               596,425
                                                                             ---------             ---------

Costs and expenses:
    Cost of operating revenues                                                 392,526               517,858
    Selling, general and administrative expenses                                49,731                49,386
    Other deductions                                                             8,891                 9,636
    Minority interest                                                            1,023                   653
                                                                             ---------             ---------
        Total costs and expenses                                               452,171               577,533
                                                                             ---------             ---------

Earnings before income taxes                                                    25,805                18,892
                                                                             ---------             ---------

Provision for income taxes:
    Federal and foreign                                                          9,241                 5,470
    State                                                                        1,161                   692
                                                                             ---------             ---------
                                                                                10,402                 6,162
                                                                             ---------             ---------
Net earnings                                                                 $  15,403             $  12,730
                                                                             =========             =========

Weighted average number of common
    shares outstanding                                                      35,731,019            35,638,203
                                                                            ==========            ==========

Earnings per share                                                               $ .43                 $ .36
                                                                                 =====                 =====

Cash dividends paid per common share                                             $ .165                $ .15
                                                                                 ======                =====

See notes to financial statements.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                  Three Months Ended
                                                                           ---------------------------------
                                                                             April 1, 1994   March 26, 1993
                                                                           ---------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                             $  15,403             $  12,730
    Adjustments to reconcile net earnings
      to cash flows from operating activities:
        Depreciation and amortization                                           10,351                10,968
        Noncurrent deferred tax                                                  5,576                 4,468
        Equity (earnings)/loss, net of dividends                                   (28)                  265
        Other                                                                     (967)                 (672)
        Changes in assets and liabilities:
           Receivables                                                         (16,372)               75,760
           Contracts in process and inventories                                (22,120)              (16,100)
           Accounts payable and accrued expenses                               (21,242)              (32,822)
           Estimated cost to complete long-
             term contracts                                                     13,710                32,983
           Advance payments by customers                                         4,727                  (520)
           Income taxes                                                         (2,359)               (1,353)
           Other assets and liabilities                                         (3,646)               (5,915)
                                                                              --------              --------
    NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES                           (16,967)               79,792
                                                                              --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                       (11,632)               (8,507)
    Changes in short-term investments                                              873               (46,807)
    Changes in investments and advances                                         (4,512)                 (143)
    Partnership distribution                                                    (3,053)               (3,235)
    Other                                                                        2,894                   533
                                                                             ---------             ---------
    NET CASH USED BY INVESTING ACTIVITIES                                      (15,430)              (58,159)
                                                                             ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends to stockholders                                                   (5,891)               (5,343)
    Proceeds from the exercise of stock options                                  1,795                    88
    Proceeds from long-term debt                                                 3,914                    66
    Repayment of long-term debt                                                 (4,040)               (4,124)
    Changes in short-term debt                                                  36,797                30,856
                                                                             ---------             ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                   32,575                21,543
                                                                             ---------             ---------

Effect of exchange rate changes
    on cash and cash equivalents                                                 6,100                   148
                                                                             ---------             ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                            6,278                43,324
Cash and cash equivalents at beginning of year                                 249,514               146,485
                                                                             ---------             ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 255,792             $ 189,809
                                                                             =========             =========

Cash paid during period:
    - Interest (net of amount capitalized)                                   $   2,424             $   2,287
    - Income taxes                                                           $   3,566             $   1,714

See notes to financial statements.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


1. The condensed consolidated balance sheet as of April 1, 1994, and the related condensed consolidated statements of earnings and cash flows for the three month periods ended April 1, 1994 and March 26, 1993 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

    The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Corporation's 1993 Annual Report, Form 10-K filed March 25, 1994 which should be read in conjunction with this report.


2. In the ordinary course of business the Corporation and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Corporation by customers alleging deficiencies in either equipment design or plant construction. The Corporation and its subsidiaries also routinely become involved in litigation relating to patents and other intellectual property. There are several actions of that nature presently pending. If the presently pending suits described above were sustained in substantially the amounts asserted, they would have a material adverse effect on the Corporation's financial condition and results of operations. However, based on its knowledge of the facts and circumstances relating to the Corporation's liabilities, if any, and to its insurance coverage, management believes that the disposition of such suits will not result in charges against assets or earnings materially in excess of amounts provided in the accounts.

    The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States and Canada, in which plaintiffs claim damages for personal injury or property damage alleged to arise from exposure to or use of asbestos. At April 1, 1994 and March 26, 1993, the suits pending numbered approximately 43,900 and 36,500, respectively. It is anticipated that a substantial number of similar suits will be filed in the future. Since the inception of asbestos-related litigation against the Corporation and its subsidiaries, approximately 29,500 lawsuits have been terminated without any payment or with only nominal payments by the insurers for the Corporation and its subsidiaries. Based on its knowledge of relevant facts and circumstances, on its determination of the availability and extent of insurance coverage, and on the advice of the Corporation's special counsel, the management of the Corporation is of the opinion that the ultimate disposition of pending and future asbestos-related lawsuits will not result in material charges against assets or earnings. The asbestos litigation herein described does not relate to any activities currently being carried on by the Corporation or its subsidiaries.


3.  The Corporation's unsecured debt contains the following restrictions:

    The Note Agreement pursuant to which the 8.58% notes were issued and the Revolving Credit Agreement require that consolidated Tangible Net Worth, as defined in the agreements, be at least $400,000 plus 25% of earnings from 1991 and thereafter. At April 1, 1994, the consolidated Tangible

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                  (Continued)


Net Worth was $555,800. The Note Agreement and the Revolving Credit Agreement also require the maintenance of certain capitalization ratios. Both agreements require that the ratio of Indebtedness to Tangible Net Worth, as those terms are defined in the agreements, not exceed .65 to 1. At April 1, 1994 this ratio was .34 to 1.


4. A total of 1,110,450 shares were reserved for issuance under the stock option plans; of this total 612,912 were not under option.


5. Foster Wheeler Corporation had a backlog of firm orders as of April 1, 1994 of $4,210,098 as compared to a backlog as of March 26, 1993 of $3,876,609.


6. Earnings per share data have been computed on the weighted average number of shares of common stock outstanding. Outstanding stock options have been disregarded because their effect on earnings per share would not be significant.


7.  Interest income and cost for the following periods are:

                                                Three Months Ended
                                        ----------------------------------
                                        April 1, 1994       March 26, 1993
                                        -------------       --------------


       Interest income                    $6,179                $6,339
                                          ======                ======

       Interest cost                      $8,216                $8,361
                                          ======                ======

    Included in interest cost is interest capitalized on self-constructed assets for the three months ended April 1, 1994 of $168 and $165 for the three months ended March 26, 1993.



8. The total tax provision, which includes state taxes on income, equaled 40.3% of income before taxes for the three months ended April 1, 1994 and 32.6% for the three months ended March 26, 1993. The tax provision for the quarter ended April 1, 1994 exceeded the 35% federal statutory rate primarily as the result of state taxes.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                  (Continued)

9. Changes in stockholders' equity for the three months ended April 1, 1994 were as follows:


                                         Common Stock                               Accumulated    Treasury Stock         Total
                                    ---------------------   Paid-in     Retained    Translation  ------------------   Stockholders'
                                    Shares         Amount   Capital     Earnings    Adjustment   Shares      Amount      Equity
                                    ------         ------   -------     --------    ----------   ------      ------      ------
Balance December 31, 1993            35,706,982   $35,707    $35,076    $381,205    $(51,261)    20,129      $(551)      $400,176

Net earnings                                                              15,403                                           15,403

Dividends paid - common                                                   (5,891)                                          (5,891)

Sold under stock options                101,272       101      1,694                                                        1,795

Tax benefits related to incentive
   plan and stock options                                        830                                                          830

Current period translation
   adjustment                                                                          5,906                                5,906
                                     ----------   -------    -------    --------    --------     ------      -----       --------
Balance April 1, 1994                35,808,254   $35,808    $37,600    $390,717    $(45,355)    20,129      $(551)      $418,219
                                     ==========   =======    =======    ========    ========     ======      =====       ========

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2.-     MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)



The following is Management's Discussion and Analysis of certain significant factors which have affected the financial condition and results of operations of the Corporation for periods indicated below. This discussion and analysis should be read in conjunction with the 1993 Annual Report, Form 10-K filed March 25, 1994.

A. Consolidated results of operations for three months ended April 1, 1994 vs. three months ended March 26, 1993.

    The backlog of unfilled orders as of April 1, 1994 totaled $4.2 billion, the highest in the history of the Corporation. Among all business groups, this represented an increase of approximately $330 million (9%) over the amount reported for March 1993. Foster Wheeler Energy Corporation in the United States (Energy Equipment Group) and Foster Wheeler Italiana, S.p.A. (Engineering and Construction Group) were primarily responsible for the increase in unfilled orders.

    New orders booked for the first quarter of 1994 amounted to approximately $840 million. This represented an increase of 22 percent over the first
    quarter of 1993.   The primary reason for this increase was the significant
    amount of bookings reported by Foster Wheeler Energy Corporation and Foster Wheeler Limited - U.K. (Engineering and Construction Group).

    Operating revenues for the first quarter of 1994 decreased by 20 percent in comparison to the first quarter of 1993. This decrease related to the significant billings recorded by Foster Wheeler Limited - U.K. and Foster Wheeler France, S.A. (Engineering and Construction Group) in 1993 for material and other pass-through costs.

    Other income decreased to $8.3 million in 1994 from $9.9 million in 1993, or approximately $1.6 million. Approximately 75 percent of the other income for the first quarter of 1994 was due to interest income. Approximately 50 percent of the decrease related to foreign exchange gains recorded in the first quarter of 1993. Selling, general and administrative expenses have remained at approximately the same level as reported for the first quarter of 1993. Other deductions decreased $745,000 to $8.9 million. This decrease was the result of losses recognized on the equity basis during the first quarter of 1993 and higher amortization of goodwill in 1993.

    Net earnings rose by approximately 20 percent to $15.4 million or $.43 per share, compared with $12.7 million or $.36 per share for the first quarter of 1993. The $2.7 million increase in net earnings reported by the Corporation was mainly due to the significant increase in net earnings reported by the Energy Equipment Group.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2. -    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
             (Continued)


 B. Consolidated Financial Condition

    Stockholders' equity at the end of the first quarter of 1994 increased $18 million from year end. The increase from net earnings ($15.4 million) and accumulated translation adjustment ($5.9 million) was partially offset by dividends paid ($5.9 million).

    Since December 31, 1993, cash and cash equivalents have increased by $6.3 million. Cash generated from earnings of $30.3 million reduced by an increase in funding of working capital resulted in a use of cash from operating activities of $17 million. Cash was used to pay dividends of $5.9 million and long-term debt of $4.0 million. At the Board of Directors meeting on April 25, 1994, the quarterly cash dividend was raised from 16.5 cents per share to 18.5 cents per share. Existing cash balances, short-term investments and unused credit facilities with banks remain adequate to support increased backlog, expected operating levels and anticipated future investing and financing activities.

                          PART II.  OTHER INFORMATION

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2. - CHANGES IN SECURITIES

    (b) Note 3 of the Notes to Condensed Consolidated Financial Statements which appears on Page 5 of Part I of this Report is incorporated herein by reference.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

    (b)  Reports on Form 8-K
         None.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               FOSTER WHEELER CORPORATION
                                               --------------------------
                                                      (Registrant)


Date:  May 10, 1994                            /S/ Richard J. Swift
       ------------                            --------------------------
                                                Richard J. Swift
                                               (Chairman, President and
                                                Chief Executive Officer)


Date:  May 10, 1994                            /S/ David J. Roberts
       ------------                            --------------------------
                                                David J. Roberts
                                               (Vice Chairman and
                                                Chief Financial Officer)