Form 10-Q
period 1994-07-01
FOSTER WHEELER CORP
filed 1994-08-12
CIK 38321

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                            -----------------------


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended July 1, 1994

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.


               For the transition period from _______ to _______


                         Commission File Number 1-286-2


                          FOSTER WHEELER CORPORATION
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       New York                               13-1855904
            -----------------------------         -------------------------------------
            (State or other jurisdiction of               (I.R.S. Employer
             incorporation or organization)               Identification No.)


     Perryville Corporate Park, Clinton, N. J.                08809-4000
     -----------------------------------------    ---------------------------------------
     (Address of principal executive offices)                 (Zip Code)


   Registrant's telephone number, including area code:    (908) 730-4000
                                                       --------------------

                               (Not Applicable)
     --------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes (X)  No  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 1, 1994 was 35,803,435 shares.

                           FOSTER WHEELER CORPORATION


                                     INDEX



                                                                                                           Page No.
                                                                                                           --------

Part I        Financial Information:


              Item 1 - Financial Statements:

                           Condensed Consolidated Balance Sheet at
                               July 1, 1994 and December 31, 1993                                              2

                           Condensed Consolidated Statement of Earnings
                               Three and Six Months Ended July 1, 1994 and
                               June 25, 1993                                                                   3

                           Condensed Consolidated Statement of Cash Flows
                               Six Months Ended July 1, 1994 and
                               June 25, 1993                                                                   4

                           Notes to Condensed Consolidated Financial
                               Statements                                                                      5 - 7


              Item 2 - Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                       8 - 9

Part II       Other Information:

              Item 2 - Changes in Securities                                                                   10

              Item 4 - Submission of Matters to a Vote of Security Holders                                     10

              Item 5 - Other Information                                                                       10

              Item 6 - Exhibits and Reports on Form 8-K                                                        10

                         PART I. FINANCIAL INFORMATION

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 1. - FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (IN THOUSANDS OF DOLLARS)


                                                                                         July 1, 1994        December 31,
ASSETS                                                                                   (Unaudited)             1993
- - ------                                                                                  -------------        ------------
Current Assets:
     Cash and cash equivalents                                                            $  270,261           $  249,514
     Short-term investments                                                                  135,412              127,876
     Accounts and notes receivable                                                           459,492              442,499
     Contracts in process                                                                    145,797               87,076
     Inventories                                                                              27,602               24,500
     Prepaid and refundable income taxes                                                      43,774               39,000
     Prepaid expenses                                                                         11,932               12,989
                                                                                          ----------           ----------
              Total Current Assets                                                         1,094,270              983,454
Notes and accounts receivable - long-term                                                     49,586               40,560
Investments and advances                                                                      41,836               34,758
Land, buildings and equipment - at cost less
     accumulated depreciation: 1994 - $228,784;
     1993 - $217,332                                                                         563,022              567,216
Cost in excess of net assets of subsidiaries acquired                                          4,026                4,098
Deferred charges and prepaid pension cost                                                    172,139              160,967
Deferred income taxes                                                                          5,841               15,148
                                                                                          ----------           ----------
              Total Assets                                                                $1,930,720           $1,806,201
                                                                                          ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Current Liabilities:
     Current installments on long-term debt                                               $   30,691          $    32,523
     Bank loans                                                                              104,381               59,725
     Accounts payable and accrued expenses                                                   311,205              292,738
     Estimated cost to complete long-term contracts                                          272,948              287,508
     Advance payments by customers                                                           111,016               76,462
     Income taxes                                                                             31,442               30,033
                                                                                          ----------           ----------
              Total Current Liabilities                                                      861,683              778,989
Long-term debt, less current installments                                                    399,096              396,741
Other long-term liabilities, deferred credits,
     postretirement benefits other than pensions
     and minority interest in subsidiary companies                                           213,086              211,604
Deferred income taxes                                                                         20,205               18,691
                                                                                          ----------           ----------
              Total Liabilities                                                            1,494,070            1,406,025
                                                                                          ----------           ----------
Stockholders' Equity:
     Common stock                                                                             35,824               35,707
     Paid-in capital                                                                          38,014               35,076
     Retained earnings                                                                       400,756              381,205
     Accumulated translation adjustment                                                      (37,393)             (51,261)
                                                                                          ----------           ----------
                                                                                             437,201              400,727
     Less cost of treasury stock                                                                 551                  551
                                                                                          ----------           ----------
              Total Stockholders' Equity                                                     436,650              400,176
                                                                                          ----------           ----------
              Total Liabilities and Stockholders' Equity                                  $1,930,720           $1,806,201
                                                                                          ==========           ==========

See notes to financial statements.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                          Three Months Ended                       Six Months Ended
                                                     ----------------------------            -----------------------------

                                                     July 1, 1994   June 25, 1993            July 1, 1994    June 25, 1993
                                                     ------------   -------------            ------------    -------------

Revenues:
 Operating revenues                                   $   571,247     $   646,503             $ 1,040,892     $ 1,233,034
 Other income                                               8,377           7,856                  16,708          17,750
                                                      -----------     -----------             -----------     -----------

Total revenues                                            579,624         654,359               1,057,600       1,250,784
                                                      -----------     -----------             -----------     -----------

Cost and expenses:
 Cost of operating revenues                               494,000         571,845                 886,526       1,089,703
 Selling, general and administrative expenses              49,411          49,108                  99,142          98,494
 Other deductions                                           9,554           9,725                  18,445          19,361
 Minority interest                                          1,034             666                   2,057           1,319
                                                      -----------     -----------             -----------     -----------

Total costs and expenses                                  553,999         631,344               1,006,170       1,208,877
                                                      -----------     -----------             -----------     -----------

Earnings before income taxes                               25,625          23,015                  51,430          41,907
                                                      -----------     -----------             -----------     -----------

Provision for income taxes:
 Federal and foreign                                        7,921           7,598                  17,162          13,068
 State                                                      1,045             862                   2,206           1,554
                                                      -----------     -----------             -----------     -----------

                                                            8,966           8,460                  19,368          14,622
                                                      -----------     -----------             -----------     -----------

Net earnings                                          $    16,659     $    14,555             $    32,062     $    27,285
                                                      ===========     ===========             ===========     ===========

Weighted average number of common
 shares outstanding                                    35,799,788      35,645,945              35,765,403      35,642,074
                                                      ===========     ===========             ===========     ===========

Earnings per share                                    $       .47     $       .41             $       .90     $       .77
                                                      ===========     ===========             ===========     ===========

Cash dividends paid per common share                  $      .185     $      .165             $       .35     $      .315
                                                      ===========     ===========             ===========     ===========

See notes to financial statements.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)



                                                                                                Six Months Ended
                                                                                        ----------------------------------
                                                                                        July 1, 1994         June 25, 1993
                                                                                        ------------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                          $   32,062            $   27,285
  Adjustments to reconcile net earnings
    to cash flows from operating activities:
      Depreciation and amortization                                                         21,069                21,876
      Noncurrent deferred tax                                                               11,019                 8,505
      Equity loss, net of dividends                                                             47                   107
      Other                                                                                 (1,663)                 (671)
      Changes in assets and liabilities:
          Receivables                                                                       (8,030)               52,751
          Contracts in process and inventories                                             (59,796)              (34,615)
          Accounts payable and accrued expenses                                             11,209               (56,743)
          Estimated cost to complete long-term contracts                                   (23,278)               62,556
          Advance payments by customers                                                     28,813                33,510
          Income taxes                                                                      (3,481)              (15,159)
          Other assets and liabilities                                                     (12,878)               (3,897)
                                                                                        ----------            ----------
   NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES                                         (4,907)               95,505
                                                                                        ----------            ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                   (18,038)              (14,330)
    Changes in short-term investments                                                          469               (37,407)
    Changes in investments and advances                                                     (4,883)                 (395)
    Partnership distribution                                                                (3,053)               (3,235)
    Other                                                                                    5,342                   722
                                                                                        ----------            ----------
    NET CASH USED BY INVESTING ACTIVITIES                                                  (20,163)              (54,645)
                                                                                        ----------            ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends to stockholders                                                               (12,511)              (11,221)
   Proceeds from exercise of stock options                                                   2,137                   149
   Proceeds from long-term debt                                                              4,771                    67
   Repayment of long-term debt                                                              (4,095)               (8,531)
   Changes in short-term debt                                                               40,615                23,160
                                                                                        ----------            ----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                                30,917                 3,624
                                                                                        ----------            ----------

 Effect of exchange rate changes on cash and
   cash equivalents                                                                         14,900                (9,359)
                                                                                        ----------            ----------

 INCREASE IN CASH AND CASH EQUIVALENTS                                                      20,747                35,125
 Cash and cash equivalents at beginning of year                                            249,514               146,485
                                                                                        ----------            ----------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  270,261            $  181,610
                                                                                        ==========            ==========

 Cash paid during period:
  -Interest (net of amount capitalized)                                                 $   17,518            $   14,384
  -Income taxes                                                                         $    7,563            $    7,028

 See notes to financial statements.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


1. The condensed consolidated balance sheet as of July 1, 1994, and the related condensed consolidated statements of earnings and cash flows for the three and six month periods ended July 1, 1994 and June 25, 1993 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

     The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States and Canada, in which plaintiffs claim damages for personal injury or property damage alleged to arise from exposure to or use of asbestos. At July 1, 1994 and June 25, 1993, the suits pending numbered approximately 42,800 and 30,900, respectively. It is anticipated that a substantial number of similar suits will be filed in the future. Since the inception of asbestos-related litigation against the Corporation and its subsidiaries, approximately 34,700 lawsuits have been terminated without any payment or with only nominal payments by the insurers for the Corporation and its subsidiaries. Based on its knowledge of relevant facts and circumstances, on its determination of the availability and extent of insurance coverage, and on the advice of the Corporation's special counsel, the management of the Corporation is of the opinion that the ultimate disposition of pending and future asbestos-related lawsuits will not result in material charges against assets or earnings. The asbestos litigation herein described does not relate to any activities currently being carried on by the Corporation or its subsidiaries.


3.   The Corporation's unsecured debt contains the following restrictions:

     The Note Agreement pursuant to which the 8.58% notes were issued and the Revolving Credit Agreement require that consolidated Tangible Net Worth, as defined in the agreements, be at least $400,000 plus 25% of earnings from 1991 and thereafter. At July 1, 1994, the consolidated Tangible

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                  (Continued)


Net Worth was $566,400. The Note Agreement and the Revolving Credit Agreement also require the maintenance of certain capitalization ratios. Both agreements require that the ratio of Indebtedness to Tangible Net Worth, as those terms are defined in the agreements, not exceed .65 to 1. At July 1, 1994 this ratio was .34 to 1.


4. A total of 1,095,140 shares were reserved for issuance under the stock option plans; of this total 539,578 were not under option.


5. Foster Wheeler Corporation had a backlog of firm orders as of July 1, 1994 of $4,264,214 as compared to a backlog as of June 25, 1993 of $3,834,681.


6. Earnings per share data have been computed on the weighted average number of shares of common stock outstanding. Outstanding stock options have been disregarded because their effect on earnings per share would not be significant.


7.   Interest income and cost for the following periods are:

                                         Three Months Ended                     Six Months Ended
                                  -------------------------------         ------------------------------
                                  July 1, 1994      June 25, 1993         July 1, 1994     June 25, 1993
                                  ------------      -------------         ------------     -------------


Interest income                      $5,925             $6,250               $12,104           $12,589
                                     ======             ======               =======           =======


Interest cost                        $8,847             $8,633               $17,063           $16,994
                                     ======             ======               =======           =======




     Included in interest cost is interest capitalized on self-constructed assets which is insignificant for all periods noted.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                  (Continued)

8. Changes in stockholders' equity for the six months ended July 1, 1994 were as follows:


                                  Common Stock                              Accumulated      Treasury Stock       Total
                             -----------------------   Paid-in  Retained    Translation    ------------------  Stockholders'
                              Shares          Amount   Capital  Earnings     Adjustment    Shares      Amount     Equity
                              ------          ------   -------  --------     ----------    ------      ------     ------

Balance December 31, 1993   35,706,982         $35,707  $35,076  $381,205      $(51,261)  20,129       $(551)   $400,176

Net earnings                                                       32,062                                         32,062

Dividends paid - common                                           (12,511)                                       (12,511)

Sold under stock options       116,582             117    2,020                                                    2,137

Tax benefits related to
   incentive plan and
   stock options                                            918                                                      918

Current period translation
   adjustment                                                                   13,868                            13,868
                            ----------         -------  -------  --------      --------   ------       -----   ---------

Balance July 1, 1994        35,823,564         $35,824  $38,014  $400,756      $(37,393)  20,129       $(551)  $ 436,650
                            ==========         =======  =======  ========      =========  ======       =====   =========

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)



The following is Management's Discussion and Analysis of certain significant factors which have affected the financial condition and results of operations of the Corporation for the periods indicated below. This discussion and analysis should be read in conjunction with the 1993 Annual Report, Form 10-K filed March 25, 1994.

A. Consolidated results of operations for three and six months ended July 1, 1994 vs. three and six months ended June 25, 1993.

     The backlog of unfilled orders as of July 1, 1994 totaled $4.3 billion, the highest in the history of the Corporation. On a consolidated basis, this represented an 11% increase over the amount reported for June 1993. Unfilled orders of the Engineering and Construction Group increased by approximately 9% due principally to the orders taken by Foster Wheeler Italiana, S.p.A. and Foster Wheeler Limited-U.K. The Energy Equipment Group recorded a 22% increase in unfilled orders due primarily to the orders taken by Foster Wheeler Energy Corporation.

     New orders booked for the three and six months ended July 1, 1994 amounted to approximately $700 million and $1.5 billion, respectively. These amounts represented increases of 10% for the three month period and 16% for the six month period in comparison to 1993. These increases were primarily the result of significant bookings by two European Engineering and Construction subsidiaries and the bookings recorded by Foster Wheeler Energy Corporation.

     Operating revenues for the three and six months ended July 1, 1994 decreased approximately $75 million and $192 million in comparison to 1993. These decreases primarily resulted from two European affiliates of the Engineering and Construction Group reporting lower revenues related to flow-thru costs.

     For the first six months of 1994 other income decreased slightly, primarily due to the recognition of an exchange gain in 1993. Other deductions for the three and six month periods decreased slightly in comparison to 1993. Interest expense represented approximately 90% of total other deductions for both the three and six month periods ended July 1, 1994. In comparing both the three and six month periods, selling general and administrative expenses remained at approximately the same levels as reported in 1993.

     Net earnings increased by approximately $4.8 million (18%) for the six month period and by $2.1 million (14%) for the three month period. The year-to-date increase was primarily due to the increased earnings reported by the Energy Equipment Group. Foster Wheeler Energy Corporation and Foster Wheeler Energia, S.A. (in Spain) both reported increases in excess of 50% in comparison to 1993. For the quarter all operating groups reported earnings increases over the second quarter of 1993. The most significant increases were reported by Foster Wheeler Energia, S.A. and Foster Wheeler Italiana, S.p.A.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
         (CONTINUED)


 B.  Consolidated Financial Position

     Stockholder's equity for the six months ended July 1, 1994 increased $36,474,000. The increases from net earnings $32,062,000 and the change in the accumulative translation adjustment ($13,868,000) were partially offset by dividends to stockholders of $12,511,000. Since December 31, 1993, cash and cash equivalents have increased by $20,747,000. Cash generated from earnings of $62,534,000 reduced by an increase in funding of working capital resulted in a use of cash from operating activities of $4,907,000. Cash was used to pay dividends of $12,511,000 and long-term debt of $4,095,000. Existing cash balances, short term investments and unused credit facilities with banks remain adequate to support expected operating levels and anticipated future investing and financing activities.

                          PART II.  OTHER INFORMATION

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2. - CHANGES IN SECURITIES

     (b) Note 3 of the Notes to Condensed Consolidated Financial Statements which appears on Page 5 of Part I of this Report is incorporated herein by reference.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Date of Meeting The Annual Meeting of Stockholders of Foster Wheeler Corporation was held on April 25, 1994 at the Parsippany-Hilton Hotel, 1 Hilton Court, Rt. 10 (West), Parsippany, New Jersey.

     (b)    Election of Directors

     Directors Elected        For                 Withheld
     -----------------        ---                 --------

     Martha J. Clark          28,481,737          139,837
     John A. Hinds            28,490,720          130,854
     David J. Roberts         28,491,078          130,496
     John Timko, Jr.          28,320,514          301,060
     Charles Y.C. Tse         28,480,993          140,581
     Robert Van Buren         28,427,760          193,814

     Other Directors continuing in office:

     Louis E. Azzato          E. James Ferland        Frank E. Perkins
     Leland E. Boren          Harold. E. Kennedy      Richard J. Swift
     Kenneth A. DeGhetto      Joseph J. Melone

     c)     Matters Voted Upon

     Ratification of the appointment of Coopers & Lybrand as auditors of the Corporation for 1994:

     FOR                    28,542,964
     AGAINST                    33,516
     ABSTAIN                    45,094

     d) Terms of settlement between registrant and any other participant. Not applicable.

ITEM 5. - OTHER INFORMATION

     Subsequent to the quarter's end, the Corporation announced that a Memorandum of Agreement had been signed with Enserch Corporation of Dallas, Texas, to purchase its subsidiary, Enserch Environmental Company, headquartered in Lyndhurst, N.J. The parties will enter a due diligence period of approximately two months with the closing expected in the fourth quarter of 1994.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     b)     Reports on Form 8-K
            None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FOSTER WHEELER CORPORATION
                                                --------------------------
                                                       (Registrant)


Date:  August 10, 1994                          /S/ David J. Roberts
       ---------------                          --------------------------
                                                 David J. Roberts
                                                (Vice Chairman and
                                                 Chief Financial Officer)


Date:  August 10, 1994                          /S/ Thomas R. O'Brien
       ---------------                          --------------------------
                                                 Thomas R. O'Brien
                                                (Vice President
                                                 and General Counsel)