Form 10-Q
period 1994-09-30
FOSTER WHEELER CORP
filed 1994-11-10
CIK 38321

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549



                           -----------------------


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1994

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.


                  For the transition period from         to
                                                 -------    -------


                         Commission File Number 1-286-2


                          FOSTER WHEELER CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           New York                                         13-1855904
- -----------------------------                     ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


Perryville Corporate Park, Clinton, N. J.                   08809-4000
- -----------------------------------------         ------------------------------
(Address of principal executive offices)                    (Zip Code)


     Registrant's telephone number, including area code:    (908) 730-4000
                                                           ---------------------

                               (Not Applicable)
- --------------------------------------------------------------------------------
        Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes (X)  No  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1994 was 35,788,125 shares.

                           FOSTER WHEELER CORPORATION


                                     INDEX



                                                                                                         Page No.
                                                                                                         --------
Part I   Financial Information:


         Item 1 - Financial Statements:

                Condensed Consolidated Balance Sheet at
                     September 30, 1994 and December 31, 1993                                               2

                Condensed Consolidated Statement of Earnings
                     Three and Nine Months Ended September 30, 1994
                     and September 24, 1993                                                                 3

                Condensed Consolidated Statement of Cash Flows
                     Nine Months Ended September 30, 1994 and
                     September 24, 1993                                                                     4

                Notes to Condensed Consolidated Financial
                     Statements                                                                             5 - 7


         Item 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                          8 - 9

Part II  Other Information:

         Item 2 - Changes in Securities                                                                     10

         Item 4 - Submission of Matters to a Vote of Security Holders                                       10

         Item 5 - Other Information                                                                         10

         Item 6 - Exhibits and Reports on Form 8-K                                                          10

                         PART I. FINANCIAL INFORMATION

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 1. - FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (IN THOUSANDS OF DOLLARS)


                                                                                        September 30,        December 31,
                                                                                            1994                 1993
ASSETS                                                                                  (Unaudited)
- ------                                                                                  ------------        --------------
Current Assets:
      Cash and cash equivalents                                                          $  234,611           $  249,514
      Short-term investments                                                                133,938              127,876
      Accounts and notes receivable                                                         454,356              442,499
      Contracts in process                                                                  143,323               87,076
      Inventories                                                                            25,187               24,500
      Prepaid and refundable income taxes                                                    43,695               39,000
      Prepaid expenses                                                                       11,395               12,989
                                                                                         ----------           ----------
          Total Current Assets                                                            1,046,505              983,454
Notes and accounts receivable - long-term                                                    53,896               40,560
Investments and advances                                                                     43,769               34,758
Land, buildings and equipment - at cost less
      accumulated depreciation: 1994 - $240,359;
      1993 - $217,332                                                                       564,104              567,216
Cost in excess of net assets of subsidiaries acquired                                         8,168                4,098
Deferred charges and prepaid pension cost                                                   175,174              160,967
Deferred income taxes                                                                         1,060               15,148
                                                                                         ----------           ----------
          Total Assets                                                                   $1,892,676           $1,806,201
                                                                                         ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
      Current installments on long-term debt                                             $   30,515           $   32,523
      Bank loans                                                                            112,558               59,725
      Accounts payable and accrued expenses                                                 277,234              292,738
      Estimated cost to complete long-term contracts                                        270,796              287,508
      Advance payments by customers                                                         117,656               76,462
      Income taxes                                                                           23,838               30,033
                                                                                         ----------           ----------
            Total Current Liabilities                                                       832,597              778,989
Long-term debt, less current installments                                                   373,873              396,741
Other long-term liabilities, deferred credits,
      postretirement benefits other than pensions
      and minority interest in subsidiary companies                                         215,254              211,604
Deferred income taxes                                                                        21,113               18,691
                                                                                         ----------           ----------
            Total Liabilities                                                             1,442,837            1,406,025
                                                                                         ----------           ----------
Stockholders' Equity:
      Common stock                                                                           35,833               35,707
      Paid-in capital                                                                        38,206               35,076
      Retained earnings                                                                     408,819              381,205
      Accumulated translation adjustment                                                    (32,468)             (51,261)
                                                                                         ----------           ----------
                                                                                            450,390              400,727
      Less cost of treasury stock                                                               551                  551
                                                                                         ----------           ----------
            Total Stockholders' Equity                                                      449,839              400,176
                                                                                         ----------           ----------
            Total Liabilities and Stockholders' Equity                                   $1,892,676           $1,806,201
                                                                                         ==========           ==========

See notes to financial statements.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                    Three Months Ended                     Nine Months Ended
                                              --------------------------------     --------------------------------
                                              September 30,      September 24,     September 30,      September 24,
                                                   1994              1993               1994              1993
                                                   ----              ----               ----              ----
Revenues:
 Operating revenues                            $   533,599       $   616,426        $ 1,574,491       $ 1,849,460
 Other income                                        8,985            18,571             25,693            36,321
                                               -----------       -----------        -----------       -----------

Total revenues                                     542,584           634,997          1,600,184         1,885,781
                                               -----------       -----------        -----------       -----------

Cost and expenses:
 Cost of operating revenues                        458,566           545,162          1,345,092         1,634,865
 Selling, general and administrative
  expenses                                          47,023            47,288            146,165           145,782
 Other deductions                                   11,651            18,866             30,096            38,227
 Minority interest                                   1,097               495              3,154             1,814
                                               -----------       -----------        -----------       -----------

Total costs and expenses                           518,337           611,811          1,524,507         1,820,688
                                               -----------       -----------        -----------       -----------

Earnings before income taxes                        24,247            23,186             75,677            65,093
                                               -----------       -----------        -----------       -----------

Provision for income taxes:
 Federal and foreign                                 8,040            10,163             25,202            23,231
 State                                               1,523               869              3,729             2,423
                                               -----------       -----------        -----------       -----------

                                                     9,563            11,032             28,931            25,654
                                               -----------       -----------        -----------       -----------

Net earnings                                   $    14,684       $    12,154        $    46,746       $    39,439
                                               ===========       ===========        ===========       ===========

Weighted average number of common
 shares outstanding                             35,807,325        35,656,161         35,779,377        35,646,770
                                               ===========       ===========        ===========       ===========

Earnings per share                              $      .41        $      .34         $     1.31        $     1.11
                                                ==========        ==========         ==========        ==========

Cash dividends paid per common share            $     .185        $     .165         $     .535        $      .48
                                                ==========        ==========         ==========        ==========

See notes to financial statements.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                                Nine Months Ended
                                                                                     ---------------------------------------
                                                                                     September 30, 1994   September 24, 1993
                                                                                     ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                            $  46,746            $  39,439
  Adjustments to reconcile net earnings
    to cash flows from operating activities:
      Depreciation and amortization                                                          32,000               39,849
      Noncurrent deferred tax                                                                15,576               11,910
      Equity loss, net of dividends                                                              68                  261
      Gain on sale of subsidiary's assets/other                                              (2,258)             (11,775)
      Changes in assets and liabilities:
          Receivables                                                                         3,093               32,126
          Contracts in process and inventories                                              (53,370)             (29,424)
          Accounts payable and accrued expenses                                             (28,605)             (56,549)
          Estimated cost to complete long-term contracts                                    (28,584)              94,594
          Advance payments by customers                                                      33,948               26,511
          Income taxes                                                                      (10,294)             (11,554)
          Other assets and liabilities                                                      (15,459)             (14,749)
                                                                                          ---------            ---------
   NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES                                          (7,139)             120,639
                                                                                          ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                    (28,662)             (19,744)
    Changes in short-term investments                                                         3,048              (28,523)
    Changes in investments and advances                                                      (6,547)              (4,059)
    Purchase of subsidiary (net of cash purchased)                                           (4,188)
    Partnership distribution                                                                 (3,053)              (3,235)
    Proceeds from sale of subsidiary's assets/other                                           5,741               23,704
                                                                                          ---------            ---------
    NET CASH USED BY INVESTING ACTIVITIES                                                   (33,661)             (31,857)
                                                                                          ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends to stockholders                                                                (19,132)             (17,101)
   Proceeds from exercise of stock options                                                    2,338                  598
   Proceeds from long-term debt                                                               5,893                   45
   Repayment of long-term debt                                                              (30,842)             (12,051)
   Changes in short-term debt                                                                47,457               (5,011)
                                                                                          ---------            ---------
   NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES                                           5,714              (33,520)
                                                                                          ---------            ---------

Effect of exchange rate changes on cash and
  cash equivalents                                                                           20,183              (10,297)
                                                                                          ---------            ---------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                            (14,903)              44,965
Cash and cash equivalents at beginning of year                                              249,514              146,485
                                                                                          ---------            ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 234,611            $ 191,450
                                                                                          =========            =========

Cash paid during period:
 -Interest (net of amount capitalized)                                                    $  20,884            $  17,121
 -Income taxes                                                                            $  12,590            $  10,438

See notes to financial statements.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


1. The condensed consolidated balance sheet as of September 30, 1994, and the related condensed consolidated statements of earnings for the three and nine month periods and cash flows for the nine month periods ended September 30, 1994 and September 24, 1993 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

       The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States and Canada, in which plaintiffs claim damages for personal injury or property damage alleged to arise from exposure to or use of asbestos.
       At September 30, 1994 and September 24, 1993, the suits pending numbered approximately 46,300 and 34,800, respectively. It is anticipated that a substantial number of similar suits will be filed in the future. Since the inception of asbestos-related litigation against the Corporation and its subsidiaries, approximately 36,300 lawsuits have been terminated without any payment or with only nominal payments by the insurers for the Corporation and its subsidiaries. Based on its knowledge of relevant facts and circumstances, on its determination of the availability and extent of insurance coverage, and on the advice of the Corporation's special counsel, the management of the Corporation is of the opinion that the ultimate disposition of pending and future asbestos-related lawsuits will not result in material charges against assets or earnings. The asbestos litigation herein described does not relate to any activities currently being carried on by the Corporation or its subsidiaries.


3.     The Corporation's unsecured debt contains the following restrictions:

       The Note Agreement pursuant to which the 8.58% notes were issued and the Revolving Credit Agreement require that consolidated Tangible Net Worth, as defined in the agreements, be at least $400,000 plus 25% of earnings from 1991 and thereafter. At September 30, 1994, the consolidated

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                  (Continued)


       Tangible Net Worth was $570,466. The Note Agreement and the Revolving Credit Agreement also require the maintenance of certain capitalization ratios. Both agreements require that the ratio of Indebtedness to Tangible Net Worth, as those terms are defined in the agreements, not exceed .65 to 1. At September 30, 1994 this ratio was .32 to 1.


4. A total of 1,086,140 shares were reserved for issuance under the stock option plans; of this total 539,578 were not under option.


5. Foster Wheeler Corporation had a backlog of firm orders as of September 30, 1994 of $4,471,469 as compared to a backlog as of September 24, 1993 of $3,758,035.


6. Earnings per share data have been computed on the weighted average number of shares of common stock outstanding. Outstanding stock options have been disregarded because their effect on earnings per share would not be significant.


7.     Interest income and cost for the following periods are:

                                        Three Months Ended                               Nine Months Ended
                                ----------------------------------             ----------------------------------
                                September 30,        September 24,             September 30,        September 24,
                                -------------        -------------             -------------        -------------
                                     1994                1993                       1994                1993
                                     ----                ----                       ----                ----
      Interest income              $6,509              $6,876                    $18,613             $19,465
                                   ======              ======                    =======             =======

      Interest cost                $8,456              $8,696                    $25,519             $25,690
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

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                  (Continued)

8. Changes in stockholders' equity for the nine months ended September 30, 1994 were as follows:

                                        Common Stock                           Accumulated     Treasury Stock        Total
                                     -----------------    Paid-in     Retained Translation  -------------------  Stockholders'
                                     Shares     Amount    Capital     Earnings  Adjustment  Shares       Amount     Equity
                                     ------     ------    -------     --------  ----------  ------       ------     ------
Balance December 31, 1993          35,706,982   $35,707    $35,076    $381,205   $(51,261)   20,129       $(551)   $400,176

Net earnings                                                            46,746                                       46,746

Dividends paid - common                                                (19,132)                                     (19,132)

Sold under stock options              125,582       126      2,212                                                    2,338

Tax benefits related to incentive
   plan and stock options                                      918                                                      918

Current period translation
   adjustment                                                                      18,793                            18,793
                                   ----------   -------    -------    --------   --------   -------      ------    --------

Balance September 30, 1994         35,832,564   $35,833    $38,206    $408,819   $(32,468)   20,129       $(551)   $449,839
                                   ==========   =======    =======    ========   ========   =======      ======    ========

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

A. Consolidated results of operations for three and nine months ended September 30, 1994 vs. three and nine months ended September 24, 1993.

       The consolidated backlog of unfilled orders as of September 30, 1994 totaled $4.5 billion, the highest in the history of the Corporation. On a consolidated basis, this represented a 19% increase over the amount reported for September 1993. Unfilled orders of the Engineering and Construction Group increased by approximately 17% due principally to the orders taken by Foster Wheeler Italiana, S.p.A. and Foster Wheeler Limited-U.K. The Energy Equipment Group recorded a 28% increase in unfilled orders due primarily to the orders taken by Foster Wheeler Energy Corporation.

       New orders booked for the three and nine months ended September 30, 1994 amounted to approximately $770 million and $2.3 billion, respectively. In comparison to 1993, these amounts represented increases of 9% for the three month period and 14% for the nine month period. These increases were primarily the result of significant bookings by two European Engineering and Construction subsidiaries and bookings recorded by Foster Wheeler Energy Corporation for projects located in the Asia-Pacific region.

       Operating revenues for the three and nine months ended September 30, 1994 decreased approximately $83 million and $275 million in comparison to 1993. These decreases resulted primarily from the European affiliates of the Engineering and Construction Group reporting lower revenues related to flow-thru costs.

       In comparison to 1993, other income decreased by $10.6 million for the nine month period and by $9.6 million for the quarter. During September 1993, the Corporation sold Thermacote Welco Company. The resulting gain was the primary reason for the decreases reported in other income for the three and nine months ended September 1994. In comparing both the three and nine month periods, selling general and administrative expenses remained at approximately the same levels as reported in 1993.

       In comparison to 1993, other deductions decreased by $8.1 million for the nine month period and by $7.2 million for the third quarter. These decreases were principally due to the acceleration in 1993 of the amortization of the cost in excess of net assets acquired relating to the asbestos abatement business.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
        (CONTINUED)


       Net earnings increased by approximately $7.3 million (19%) for the nine month period and by $2.5 million (21%) for the three month period. The year-to-date increase was primarily due to the increased earnings reported within Energy Equipment Group by Foster Wheeler Energy Corporation and Foster Wheeler Energia, S.A. (in Spain). During the third quarter of 1993, the gain on the sale of Thermacote Welco Company was partially offset by the acceleration of the amortization of cost in excess of net assets acquired related to the asbestos abatement business. The Corporate and Financial Services Group reported lower losses of approximately $1.9 million for the third quarter of 1994 in comparison to 1993, primarily due to the costs associated with the 1993 settlement of a dispute related to the sale of a subsidiary which took place in 1988.

B.     Consolidated Financial Position

       Stockholders' equity for the nine months ended September 30, 1994 increased $49.7 million. The increases from net earnings $46.7 million and the change in the accumulated translation adjustment $18.8 million were partially offset by dividends to stockholders of $19.1 million. Since December 31, 1993, cash and cash equivalents have increased by $14.9 million. Cash generated from earnings of $92.1 million reduced by an increase in funding of working capital resulted in a use of cash from operating activities of $7.1 million. Cash was used to pay dividends of $19.1 million, long-term debt of $30.8 million and capital expenditures of $28.7. Existing cash balances, short term investments and unused credit facilities with banks remain adequate to support expected operating levels and anticipated future investing and financing activities.

                          PART II.  OTHER INFORMATION

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2. - CHANGES IN SECURITIES

       (b) Note 3 of the Notes to Condensed Consolidated Financial Statements which appears on Page 5 of Part I of this Report is incorporated herein by reference.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

ITEM 5. - OTHER INFORMATION

             Subsequent to September 30, 1994, the Corporation finalized the acquisition of Enserch Environmental Corporation (EEC). EEC, formerly a division of Ebasco Services, Inc., is a full-service provider of hazardous and mixed waste investigation and remediation control services, wastewater treatment, waste management, risk analysis and environmental permitting. The existing Foster Wheeler environmental unit will be merged with the acquired company which will be named Foster Wheeler Environmental Corporation.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

       a)  Exhibits


       Exhibit
       Number                 Exhibit
       -------                -------

       27                     Financial Data Schedule
                              (As filed as part of this report)



       b)  Reports on Form 8-K
           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FOSTER WHEELER CORPORATION
                                       --------------------------
                                              (Registrant)


Date:  November 1, 1994                /S/ Richard J. Swift
       ----------------                --------------------------
                                       Richard J. Swift
                                       (Chairman, President and
                                       Chief Executive Officer)


Date:  November 1, 1994                /S/ David J. Roberts
       ----------------                --------------------------
                                       David J. Roberts
                                       (Vice Chairman and
                                       Chief Financial Officer)

                                EXHIBIT INDEX
                                --------------



   Exhibit
     No.                  Description
   -------                -----------

     27               Financial Data Schedule
                      (As filed as part of this Report)