Form 10-K
FOSTER WHEELER CORP
filed 1995-03-27
CIK 38321

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
                             _____________________

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from .......... to ..........

Commission file number 1-286-2

                           FOSTER WHEELER CORPORATION
             (Exact Name of Registrant as specified in its charter)
                             _____________________

 NEW YORK                                                13-1855904
(State of incorporation)                    (I.R.S. Employer Identification No.)

PERRYVILLE CORPORATE PARK, CLINTON, NEW JERSEY           08809-4000
(Address of Principal Executive Offices)                 (Zip Code)

                                 (908) 730-4000
              (Registrant's telephone number, including area code)
                             _____________________

                SECURITIES REGISTERED PURSUANT TO SECTION 12(b)
                                  OF THE ACT:

  FOSTER WHEELER CORPORATION                      NEW YORK STOCK EXCHANGE
COMMON STOCK, $1.00 PAR VALUE                 (Name of Each Exchange on Which
       (Title of Class)                                 Registered)

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                ________________

                                 Title of Class

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  X  Yes     No
 ---     ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

    As of March 10, 1995, 35,810,519 shares of the Registrant's Common Stock, excluding stock held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by nonaffiliates of the Registrant on such date was approximately $1,128,031,000 (based on the last price on that date of $31.50 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents if incorporated by reference, and the Part of the Form 10-K into which the document is incorporated:

    (1) Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act on or about March 17, 1995

                                                   Page Number of
                                                   Definitive Proxy
Form 10-K Item Number and Description              Statement
-------------------------------------              ----------------
10.    Directors and Executive Officers               1 - 4
11.    Executive Compensation                         6 - 12
12.    Security Ownership of Certain                  2 - 4
         Beneficial Owners and Management

Except as specifically incorporated herein by reference, the above mentioned Definitive Proxy Statement is not deemed filed as part of this report.

       (2) The Financial Section of the Annual Report to Stockholders (pages 21-39) for the fiscal year ended December 30, 1994, is incorporated by reference into Part I and Part II of this report.

                           FOSTER WHEELER CORPORATION

                          1994 Form 10-K Annual Report

                               Table of Contents

                                                                                  Page
                                                                                  ----

                                     Part I

Item 1.      Business                                                              4 - 7
     2.      Properties                                                            8 - 11
     3.      Legal Proceedings                                                    11
     4.      Submission of Matters to a Vote of Security Holders                  12
     4a.     Executive Officers of the Registrant                                 12


                                    Part II

     5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters                                                  13
     6.      Selected Financial Data                                              13
     7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                        14
     8.      Financial Statements and Supplementary Data                          14
     9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                 14


                                    Part III

     10.      Directors and Executive Officers of the Registrant                  15
     11.      Executive Compensation                                              15
     12.      Security Ownership of Certain Beneficial Owners and
              Management                                                          15
     13.      Certain Relationships and Related Transactions                      15


                                    Part IV

     14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K                                             15 - 24

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:

Incorporated by reference to Note 16 on page 39 in the Notes to Financial Statements in Foster Wheeler's Annual Report to Stockholders for the year ended December 30, 1994.

NARRATIVE DESCRIPTION OF BUSINESS:

In 1993, Foster Wheeler Enviresponse, Inc. became the Environmental Services division of Foster Wheeler USA Corporation. In October 1994, Foster Wheeler USA made an acquisition in the environmental field with the purchase of Enserch Environmental Corporation (EEC). EEC is a full-service provider of hazardous and mixed-waste investigation and remediation control services, wastewater treatment, waste management, risk analysis and environmental permitting. The former Foster Wheeler USA Environmental Services division was merged with EEC to form Foster Wheeler Environmental Corporation. During 1994 Glitsch International, Inc. acquired the assets of Optimized Process Designs, Inc.
(OPD), an engineering and construction contractor in Katy, Texas. OPD's principal expertise is in the area of natural gas and natural gas liquids conditioning, treating and processing.

The business of the Corporation and its subsidiaries falls within three business groups: an Engineering and Construction Group that consists primarily of the design, engineering and construction of process plants and fired heaters for oil refineries, synthetic fuels, chemical producers, and environmental services for hazardous and mixed waste investigation and remediation, pollution control systems, wastewater treatment and other environmental services; an Energy Equipment Group that consists mainly of the design and fabrication of steam generators and condensers, suppliers of mass-transfer equipment, tower packings, industrial wire mesh and natural gas processing engineering and construction; and a Power Systems Group engaged in the owning/leasing to or operation for third parties of solid waste-to-energy and cogeneration plants. Foster Wheeler markets its services and products through a staff of sales and marketing personnel and through a network of sales representatives. The businesses of its industry groups are not seasonal nor are they dependent on a single customer or a very few customers. No one customer accounts for 10 percent or more of Foster Wheeler's consolidated revenues, although in any given year one customer could contribute significantly to such revenues.

The materials used in Foster Wheeler's manufacturing and construction operations are obtained from both domestic and foreign sources. Materials, which consist mainly of steel products and manufactured items, are heavily dependent on foreign sources, particularly for overseas projects. Generally, lead time for delivery of materials does not presently constitute a problem.

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

The Engineering and Construction Group backlog at the end of 1994 was $3.8 billion. Projects related to the refining, chemical and pharmaceutical industries continue to be the major sources of new orders for the Group with strong markets in the Pacific Rim and the Middle East. The Energy Equipment Group backlog at the end of 1994 was $1.0 billion.

Foster Wheeler had a backlog of firm orders as of December 30, 1994 of $5,135,500,000 as compared to a backlog as of December 31, 1993 of $3,884,100,000. The elapsed time from the award of a contract to completion of performance may be up to four years. The amount of backlog at December 30, 1994 should not necessarily be considered indicative of Foster Wheeler's total revenues for 1995, since contracts may under certain circumstances be accelerated or delayed and new orders booked in 1995 may be billed during that year.

The backlog by major industry segments as of December 30, 1994 and December 31, 1993 is as follows:

                                                        1994                     1993
                                                        ----                     ----
   Engineering and
      Construction                                $3,798,200,000           $2,724,300,000
   Energy Equipment                                1,037,900,000              890,500,000
   Power Systems                                     257,900,000              210,500,000
   Corporate and Financial
      Services                                        41,500,000               58,800,000
                                                 ---------------          ---------------

                                                  $5,135,500,000           $3,884,100,000
                                                  ==============           ==============

The Power Systems projects consist of the following:

    PLANT LOCATION                      TYPE AND SIZE UNIT                            STATUS
    --------------                      ------------------                            ------
Martinez, California                 99.9 MW Cogeneration                             In Operation 1987
Mt. Carmel, Pennsylvania             40 MW Cogeneration - anthracite                  In Operation 1990
                                        culm-fired plant which also
                                        provides hot water to a hydro-
                                        ponic greenhouse
Charleston, South Carolina           600 Ton/Day Resource Recovery;                   In Operation 1989
                                        designed output 10 MW (a sale/
                                        leaseback of this project was
                                        entered into in 1989)
Camden County, New Jersey            1050 Ton/Day Resource Recovery;                  In Operation 1991
                                        designed output 21 MW
Hudson Falls, New York               400 Ton/Day Resource Recovery;                   In Operation 1992
                                        designed output 10 MW
University of Minnesota              Heating Plant operation and                      In Operation 1992
                                        upgrade
Chapleau, Ontario, Canada            360 Ton/Day Wood Waste                           In Operation 1987
Wilmington, Delaware                 Facilities Management                            -
-------------------------------------------------------------------------------------------------------------
Robbins, Illinois                    1600 Ton/Day Waste-to-Energy*                    In Construction
Montreal, Quebec, Canada             2200 Ton/Day Waste-to-Energy*                    In Final Permitting
Wilkes-Barre, Pennsylvania           40 MW Small Power                                In Permitting
-------------------------------------------------------------------------------------------------------------
Talcahuano, Chile                    65 MW Cogeneration Plant Plus                    In Final Development
                                        12,000 Barrels/Day Coker and
                                        6,500 Barrels/Day Hydrotreater
-------------------------------------------------------------------------------------------------------------
* Includes Recycling.
-------------------------------------------------------------------------------------------------------------

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

On an international basis many companies compete in the Energy Equipment segment of Foster Wheeler's business. Based on a review of trade association materials, management estimates that in the United States it is among the three largest manufacturers of coal, oil, and gas-fired steam generating equipment. Management also estimates that Foster Wheeler is one of the largest manufacturers of condensers, feedwater heaters and heat transfer equipment in the United States.

For the most part, contracts are awarded on the basis of price, delivery, performance and service.

Foster Wheeler is continually engaged in research and development efforts both in performance and analytical services on current projects and in development of new products and processes. During 1994, approximately $9,800,000, and in 1993 and 1992, $8,350,000 and $6,900,000 respectively, was spent on Foster Wheeler sponsored research activities. During the same periods, approximately $38,200,000, $40,850,000 and $32,300,000, respectively, was spent on customer sponsored research.

Foster Wheeler and its domestic subsidiaries are subject to certain Federal, state and local environmental, occupation health and product safety laws. Foster Wheeler believes all its operations are in compliance with such laws and does not anticipate any material capital expenditures or adverse effect on earnings or cash flows in maintaining compliance with such laws.

Foster Wheeler had approximately 11,685 full-time employees on December 30, 1994. Following is a tabulation of the number of full-time employees of Foster Wheeler in each of its industry segments for the past three years:

                                         December 30,            December 31,            December 25,
                                              1994                     1993                   1992
                                         ---------------         ---------------         --------------
       Engineering and
          Construction                           7,940                 5,630                 5,975
       Energy Equipment                          3,200                 3,110                 3,030
       Power Systems                               360                   270                   275
       Corporate and Financial
          Services                                 185                   340                   700
                                             ---------             ---------             ---------

                                                11,685                 9,350                 9,980
                                              ========              ========              ========


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES:

Incorporated by reference to Note 16 on page 39 in the Notes to Financial Statements in Foster Wheeler's Annual Report to Stockholders for the year ended December 30, 1994.

ITEM 2.  PROPERTIES

   COMPANY AND
(INDUSTRY SEGMENT*)

                                                                                          BUILDING            LEASE
 LOCATION                                       USE                      LAND AREA        SQUARE FEET         EXPIRES
 --------                                       ---                      ---------        -----------         -------
Foster Wheeler Corporation (CF)          Executive Offices              --                1,148              1998
New York City, New York

Livingston, New Jersey                   General Office
                                          & Engineering                 31.0 acres        288,000 (2)        --

Lebanon, New Jersey                      General Offices                --                151,408            1996/1997

Clinton Township,                        General Office                 --                23,753             1996
New Jersey

Union Township,                          Under construction             21.0 acres        292,000            --
New Jersey

Union Township,                          Undeveloped                    203.8 acres       --                 --
New Jersey                               General Office
                                          & Engineering                 29.4              294,000            --
                                         Storage and Reproduction
                                          Facilities                    10.8              30,400             --

Livingston, New Jersey                   Research Center                6.7 acres         51,355             --

Bedminster, New Jersey                   Office                         10.72 acres       135,000 (1)(3)

Bridgewater, New Jersey                  Undeveloped                    118 acres         --         (3)     --

Foster Wheeler Energy Corporation (EE)   Manufacturing
Dansville, New York                       & Offices                     82.4 acres        513,786            --


McGregor, Texas                          Storage
                                          Facilities                    15.0 acres        24,000             --

Foster Wheeler USA Corporation (EC)      General Offices                --                53,131             2003
Houston, Texas

Foster Wheeler Iberia, S.A. (EC)         Office & Engineering           4.2 acres         82,500             --
Madrid, Spain

Foster Wheeler France (EC)               Office & Engineering           --                86,555  (1)        --
Paris, France

Foster Wheeler (Thailand) Limited (EC)   Office & Engineering           --                21,800             1998
Sriracha, Thailand

   COMPANY AND
(INDUSTRY SEGMENT*)

                                                                                          BUILDING           LEASE
 LOCATION                                       USE                      LAND AREA        SQUARE FEET        EXPIRES
 --------                                       ---                      ---------        -----------        -------
Foster Wheeler Limited (England) (EC)
Glasgow, Scotland                        Office & Engineering           --                27,610             1997

Reading, England                         Office & Engineering           --                269,585            1996/2016

Tereside, England                        Office & Engineering           --                12,500             1995/2014

Foster Wheeler Limited (Canada) (EE)
Edmonton, Alberta                        Assembly                       --                10,960             1995

Niagara-On-The-Lake,
Ontario                                  Office Building                34.5 acres        100,000 (1)        --

Port Robinson, Ontario                   Undeveloped Land               15.0 acres        --                 --

St. Catharines, Ontario                  Manufacturing
                                          & Office                      29.0 acres        233,500            --

Grimsby, Ontario                         Construction Tools
                                          Depot                         --                19,546             1997

Foster Wheeler Andina, S.A. (EC)
Bogota, Columbia                         Office & Engineering           2.5 acres         60,000             --

Foster Wheeler Energia, S.A. (EE)
Tarragona, Spain                         Manufacturing
                                          & Office                      11.96 acres       77,794             --

Madrid, Spain                            Office Building                1.26 acres        27,500             --

Foster Wheeler Italiana, S.p.A. (EC)
Milan, Italy                             Office & Engineering           --                180,000            2001

Milan, Italy                             Office & Engineering           --                30,000             2004

Birlesik Insaat ve Muhendislik A.S. (BIMAS) (EC)
Istanbul, Turkey                         Engineering & Office           --                15,000             1995

Ullrich Copper, Inc. (CF)
Kenilworth, New Jersey                    Manufacturing                 --                90,000             1998

Greenwood,
South Carolina                            Warehouse                     --                10,000             1998

   COMPANY AND
(INDUSTRY SEGMENT*)

                                                                                          BUILDING           LEASE
 LOCATION                                       USE                      LAND AREA        SQUARE FEET        EXPIRES
 --------                                       ---                      ---------        -----------        -------
Foster Wheeler Environmental Corporation (EC)
Arlington, Virginia                      General Offices                                  31,078             1997

Atlanta, Georgia                         General Offices                                  30,618             1999

Bellevue, Washington                     General Offices                                  62,719             1995

Boston, Massachusettes                   General Offices                                  26,326             1999

Bridgeport, New Jersey                   General Offices                                  18,000             1995

Dallas, Texas                            Storage                                          10,000             1995

Lakewood, Colorado                       General Offices                                  46,853             1995

Lyndhurst, New Jersey                    General Offices                                  34,753             1999
                                         General Offices                                  23,540             1999

Oakridge, Tennessee                      General Offices                                  14,494             1999

Sacramento, California                   General Offices                                  10,384             1996

Santa Ana, California                    General Offices                                  18,886        Month-to-Month

Foster Wheeler Eastern Private Limited (EC)
Singapore                                Office & Engineering           --                25,000             1996

Foster Wheeler Power Systems, Inc. (PS)
Martinez, California                     Cogeneration Plant             6.4 acres         --                 --

Mt. Carmel,                              Cogeneration Plant             105 acres         --                 2010
Pennsylvania

Charleston,                              Waste-to-Energy                18 acres          --                 2010
South Carolina                            Plant

Hudson Falls, New York                   Waste-to-Energy                11.2 acres        --                 --
                                          Plant

Camden, New Jersey                       Waste-to-Energy                18 acres          --                 2011
                                          Plant

Village of Robbins                       Waste-to-Energy
Cook County, Illinois                     Plant
                                         Facility Site                  16.1 acres        --                 2029
                                         Laydown Site                   14.6 acres        --                 2029

   COMPANY AND
(INDUSTRY SEGMENT*)

                                                                                          BUILDING           LEASE
 LOCATION                                       USE                      LAND AREA        SQUARE FEET        EXPIRES
 --------                                       ---                      ---------        -----------        -------
Glitsch International, Inc. (EE)
Dallas, Texas                            Manufacturing
                                          & Office                      38.0 acres        505,644            --

Eldorado, Kansas                         Manufacturing
                                          & Office                      --                16,000             1995

Houston, Texas                           Warehouse & Office             2.83 acres        18,000             --

Uxbridge, Ontario                        Manufacturing                  12.0 acres        84,500             --

Camrose, Alberta,                        Undeveloped Land               20.0 acres        --                 --
Canada

Aprilia, Italy                           Manufacturing                  20.5 acres        72,000             --

Parsippany, New Jersey                   Manufacturing
                                          & Office                      8.3 acres         63,790             --

Kirkby Stephen, U.K.                     Manufacturing
                                          & Office                      2.4 acres         19,000             1995

Arles, France                            Manufacturing
                                          & Office                      5.1 acres         70,736             --

---------------------------------
*Designation of Industry Groups:       EC  -   Engineering and Construction
                                       EE  -   Energy Equipment
                                       PS  -   Power Systems
                                       CF  -   Corporate & Financial Services
                                        -------------------------------------

             (1) Portion or entire facility leased or subleased to responsible tenants.
             (2) Entire facility leased to a responsible tenant, with a portion being subleased back to Foster Wheeler subsidiaries.
             (3)    50% ownership interest.

With the exception of the New York Office of the Corporation, locations of less than 10,000 square feet are not listed. Except as noted above, the properties set forth are held in fee. All or part of listed locations may be leased or subleased to other affiliates. All properties are in good condition and adequate for their intended use.



ITEM 3.  LEGAL PROCEEDINGS

Incorporated by reference to Note 12 on page 37 in the Notes to Financial Statements in Foster Wheeler's Annual Report to Stockholders for the year ended December 30, 1994.

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

The executive officers of Foster Wheeler, all of whom have held executive positions with Foster Wheeler or its subsidiaries for more than the past five years, except Messrs. Bartoli, O'Brien and Whittaker, are as follows:

   NAME                            AGE                              POSITION
   ----                            ---                              --------
Richard J. Swift                   50           Chairman, President and Chief Executive Officer
David J. Roberts                   50           Vice Chairman and Chief Financial Officer
N. William Atwater                 60           Executive Vice President - Engineering and
                                                       Construction Group
Henry E. Bartoli                   48           Vice President - Power Systems Group
                                                (Vice President and General Manager, 1987-1992, Burns and Roe Company.)
Jack E. Deones                     63           Vice President - Secretary
Lisa Fries-Gardner                 38           Vice President - Chief Compliance Officer
Robert D. Iseman                   46           Vice President and Treasurer
Thomas R. O'Brien                  56           Vice President and General Counsel
                                                (Partner in the law firm of Wolff and Samson,
                                                1986-1993.)
James E. Schessler                 49           Vice President - Human Resources and Administration
George S. White                    58           Vice President and Controller
Robert A. Whittaker                47           Vice President - Energy Equipment Group
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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Incorporated by reference to Note 11 on page 37 in Foster Wheeler's Annual Report to Stockholders for the year ended December 30, 1994. The Corporation's common stock is traded on the New York Stock Exchange. The approximate number of stockholders of record as of December 30, 1994 was 7,725.


ITEM 6.  SELECTED FINANCIAL DATA

                                        (In Thousands of Dollars, Except Per Share Data)

                             1994             1993             1992             1991             1990
                             ----             ----             ----             ----             ----
Revenues                  $2,271,123       $2,654,505       $2,529,464       $2,031,620       $1,691,023

Earnings before
 accounting change            65,410           57,704           45,504 (1)       43,268           38,277

Earnings per share
 before accounting
 change                         1.83             1.62             1.28 (1)         1.22             1.08

Total assets               2,063,334        1,806,201        1,763,264        1,638,874        1,445,494

Long-term borrowings
 (including current
 installments)               499,202          429,264          439,578          454,826          321,608

Cash dividends per
 common share                    .72             .645             .585              .53             .485


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to pages 22 to 26 in Foster Wheeler's Annual Report to Stockholders for the year ended December 30, 1994.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the following sections of Foster Wheeler's Annual Report to Stockholders for the year ended December 30, 1994:

       A. Consolidated Balance Sheet, December 30, 1994 and December 31, 1993 (page 27)

       B. Consolidated Statement of Earnings for the years ended December 30, 1994; December 31, 1993; and December 25, 1992 (page 28)

       C. Consolidated Statement of Changes in Stockholders' Equity for the years ended December 30, 1994; December 31, 1993; and December 25, 1992 (page 29)

       D. Consolidated Statement of Cash Flows for the years ended December 30, 1994; December 31, 1993; and December 25, 1992 (page 30)

       E.    Notes to Financial Statements (pages 31-39)

       F.    Report of Independent Accountants (page 28)

Schedules Required by Regulations S-X

      NONE


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to pages 1-4 of Foster Wheeler's Proxy Statement, dated March 17, 1995, for the Annual Meeting of Stockholders to be held April 25, 1995. Certain information regarding executive officers is included in Part I in accordance with General Instruction G (3) of Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to pages 6-12 of Foster Wheeler's Proxy Statement, dated March 17, 1995, for the Annual Meeting of Stockholders to be held April 25, 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to pages 2-4 of Foster Wheeler's Proxy Statement, dated March 17, 1995, for the Annual Meeting of Stockholders to be held April 25, 1995.


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

           (b)       Reports on Form 8-K:

                     The following reports on Form 8-K have been filed during the period October 1 through December 30, 1994:

                     None

     3 - The following Exhibits are required by Item 601 of Regulation S-K and by paragraph (c) of Item 14 of Form 10-K:

           (2)       Not applicable

           (3)       Not applicable

           (4)       Not applicable

           (9)       Not applicable

           (10)      Not applicable

           (11)      Not applicable

           (12)      Not applicable

           (13) Except for those portions thereof which are expressly incorporated by reference in this filing, the Financial Section of the Annual Report to Stockholders of Foster Wheeler Corporation (pages 21-39) for the fiscal year ended December 30, 1994 is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

           (18)      Not applicable

           (21)      Subsidiaries of the registrant (pages 18 - 20)

           (22)      Not applicable

           (23)      See consent of Independent Accountants (page 22)

           (24)      Not applicable

           (27) Financial Data Schedule (for the informational purposes of the Securities and Exchange Commission only)

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

                                   EXHIBIT 21
                         SUBSIDIARIES OF THE REGISTRANT

FOSTER WHEELER CORPORATION (PARENT)
PRINCIPAL CONSOLIDATED, WHOLLY OWNED SUBSIDIARIES (DIRECTLY OR INDIRECTLY)

Listed by Jurisdiction of Organization

AUSTRALIA                                                   FRANCE
Foster Wheeler Australia Pty. Ltd., Melbourne               Foster Wheeler France, S.A., Paris
                                                            Foster Wheeler Conception Etudes Entretien, Paris
BERMUDA                                                     Foster Wheeler World Services, France, S.A., Paris
FW Management Operations, Ltd., Hamilton                    Glitsch France, S.A., Arles
Foster Wheeler Trading Co. Ltd., Hamilton                   Societe Fonciere-Bourdonnais Rivoli, S.A., Paris
Power Systems International, Ltd., Hamilton
York Jersey Liability Ltd., Hamilton                        INDIA
                                                            Glitsch Process India, Ltd.
CANADA
Foster Wheeler Limited, St. Catharines                      ITALY
Les Chaudieres Foster Wheeler Inc., Quebec                  Foster Wheeler Italiana, S.p.A., Milan
Chapleau Co-generation Ltd., Chapleau                       Steril, S.p.A., Milan
Foster Wheeler Canadian Resources Limited, Alberta          Foster Wheeler World Services, S.p.A., Rome
Foster Wheeler Fired Heaters, Ltd., Calgary                 Glitsch Italiana, S.p.A., Campoverde
Glitsch Canada, Ltd., Uxbridge                              Foster Wheeler Financial Services S.p.A., Milan
La Societe D'Energie Foster Wheeler Ltd., Quebec
                                                            MEXICO
CHILE                                                       Foster Wheeler Ingenienis y Constructors, S.A. de C.V.
Foster Wheeler Chile, S.A., Santiago de Chile                  Quadalojara

CHINA, PEOPLES REPUBLIC OF                                  NETHERLANDS ANTILLES
Foster Wheeler Power Machinery Company Limited,             Foster Wheeler N.V., Curacao
   Guangdong Province
                                                            NETHERLANDS
ENGLAND                                                     Foster Wheeler Europe, B.V., Amsterdam
Foster Wheeler Limited, Reading                             Foster Wheeler Power Systems, B.V., Amsterdam
Foster Wheeler Energy Ltd., Reading
Foster Wheeler (India) Ltd., Reading                        SINGAPORE (REPUBLIC OF)
Foster Wheeler (Northern) Ltd., Reading                     Foster Wheeler Eastern Pte., Ltd., Singapore
Foster Wheeler (Pacific) Ltd., Reading
Foster Wheeler Petroleum Development Ltd., Reading          SPAIN
Foster Wheeler World Services, Ltd., Reading                Foster Wheeler Iberia, S.A., Madrid
FW Management Operations Ltd., Reading                      Foster Wheeler Energia, S.A., Madrid
Glitsch (U.K.) Ltd., Kirkby Stephen Cumbria                 Foster Wheeler Trading Co. A.G., S.A., Madrid
Glitsch Field Services, Ltd., Dorking                       F.I. Controles, S.A., Madrid
Foster Wheeler (Indonesia) Ltd., Reading                    Foster Wheeler Power Systems, S.A., Madrid
Foster Wheeler Petroleum Development (Norway) Ltd.,         Conequip, S.A., Madrid
   Reading

                                   EXHIBIT 21
                         SUBSIDIARIES OF THE REGISTRANT

FOSTER WHEELER CORPORATION (PARENT)
PRINCIPAL CONSOLIDATED, WHOLLY OWNED SUBSIDIARIES (DIRECTLY OR INDIRECTLY)

Listed by Jurisdiction of Organization

UNITED STATES                                                       Glitsch Field Services, Inc., Texas
Camden County Energy Recovery Associates, New Jersey                Glitsch Inc., Delaware
Camden County Energy Recovery Corporation, Delaware                 Glitsch International, Inc., Delaware
Century Plastics, Inc., Kansas                                      Glitsch Special Products, Inc., Texas
Foster Wheeler Arabia Ltd., Delaware                                Glitsch Technology Corporation, Delaware
Foster Wheeler Bedminster, Inc., Delaware                           Optimized Process Designs, Inc., Delaware
Foster Wheeler Bridgewater, Inc., Delaware                          Otto H. York Company, Delaware
Foster Wheeler Broome County, Inc., Delaware                        Ullrich Copper, Inc., Delaware
Foster Wheeler Charleston Resource Recovery, Inc., Delaware         Yargo, Inc., Minnesota
Foster Wheeler China, Inc., Delaware
Foster Wheeler Constructors, Inc., Delaware                         THAILAND
Foster Wheeler Development Corporation, Delaware                    Foster Wheeler (Thailand) Limited, Sriracha
Foster Wheeler (Emirates) Corporation, Delaware
Foster Wheeler Energy Corporation, Delaware                         TURKEY
Foster Wheeler Energy International, Inc., Delaware                 Foster Wheeler BIMAS Birlesik Insaat Ve Muhendislik,
Foster Wheeler Energy Manufacturing, Inc., Delaware                   A. S., Istanbul
Foster Wheeler Environmental Corporation, Delaware
Foster Wheeler Facilities Management Delaware, Inc., Delaware       U.S. VIRGIN ISLAND
Foster Wheeler Hudson Falls, Inc., Delaware                         Foster Wheeler F.S.C., Inc., St. Thomas
Foster Wheeler Illinois, Inc., Delaware
Foster Wheeler Intercontinental Corporation, Delaware               VENEZUELA
Foster Wheeler International Corporation, Delaware                  Foster Wheeler Caribe Corporation, C.A., Caracas
Foster Wheeler Korea, Ltd., Delaware
Foster Wheeler Martinez, Inc., Delaware
Foster Wheeler Mt. Carmel, Inc., Delaware
Foster Wheeler Passaic, Inc., Delaware
Foster Wheeler Penn Resources, Inc., Delaware
Foster Wheeler Power Corporation, Delaware
Foster Wheeler Power Systems, Inc., Delaware
Foster Wheeler Real Estate Development Corporation, Delaware
Foster Wheeler Robbins, Inc., Delaware
Foster Wheeler Twin Cities, Inc., Delaware
Foster Wheeler USA Corporation, Delaware
Foster Wheeler Wood Resources, Inc., Delaware
Foster Wheeler World Services Corporation, Delaware

PRINCIPAL AFFILIATED COMPANIES
(PERCENT DIRECTLY OR INDIRECTLY OWNED BY FOSTER WHEELER CORPORATION)

COLOMBIA
Foster Wheeler Andina, S.A., Bogota (19%)

ITALY
F.FW Fiatavio Foster Wheeler Per L'Energia, S.p.A., Milan (40%)
Software Technology, S.p.A., Milan (90%)

NIGERIA
Foster Wheeler (Nigeria) Ltd., Lagos (60%)

A copy of the By-Laws of the Corporation, as amended through February 22, 1994, is available upon request to the Office of the Secretary, Foster Wheeler Corporation, Perryville Corporate Park, Clinton, New Jersey 08809-4000.

                       CONSENT OF INDEPENDENT ACCOUNTANTS


         We consent to the incorporation by reference in the registration statements of Foster Wheeler Corporation on Form S-8 (File No.'s 2-91384, 33-34694 and 33-40878) of our report dated February 13, 1995, on our audits of the consolidated financial statements of Foster Wheeler Corporation and Subsidiaries as of December 30, 1994 and December 31, 1993, and for each of the three years in the period ended December 30, 1994, which report is incorporated by reference in this Annual Report on Form 10-K.





                                        Coopers & Lybrand L.L.P.

New York, New York
March 24, 1995

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FOSTER WHEELER CORPORATION
                                        (Registrant)

Dated March 24, 1995                    By /s/ Jack E. Deones
                                           Jack E. Deones
                                           Vice President and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of March 24, 1995, by the following persons on behalf of the registrant, in the capacities indicated.


               Signature                                      Title
               ---------                                      -----
        /s/ Richard J. Swift
        -----------------------------                    Director, Chairman, President and
        Richard J. Swift                                 Chief Executive Officer
                                                         (Principal Executive Officer)

        /s/ David J. Roberts
        -----------------------------                    Director, Vice Chairman and
        David J. Roberts                                 Chief Financial Officer
                                                         (Principal Financial Officer)

        /s/ George S. White
        ----------------------------                     Vice President and Controller
        George S. White                                  (Principal Accounting Officer)


        /s/ Eugene D. Atkinson                           Director
        ---------------------------
        Eugene D. Atkinson


        /s/ Louis E. Azzato                              Director
        -----------------------------
        Louis E. Azzato


        /s/ Leland E. Boren                              Director
        -----------------------------
        Leland E. Boren


        /s/ Kenneth A. DeGhetto                          Director
        ---------------------------
        Kenneth A. DeGhetto

               Signature                                      Title
               ---------                                      -----
        /s/ Martha Clark Goss                            Director
        -----------------------------
        Martha Clark Goss


        /s/ E. James Ferland                             Director
        ---------------------------
        E. James Ferland


        /s/ John A. Hinds                                Director
        ---------------------------
        John A. Hinds


        /s/ Harold E. Kennedy                            Director
        --------------------------
        Harold E. Kennedy


        /s/ Joseph J. Melone                             Director
        ----------------------------
        Joseph J. Melone


        /s/ Frank E. Perkins                             Director
        ----------------------------
        Frank E. Perkins


        /s/ John Timko, Jr.                              Director
        ----------------------------
        John Timko, Jr.


        /s/ Charles Y. C. Tse                            Director
        ----------------------------
        Charles Y. C. Tse


        /s/ Robert Van Buren                             Director
        ---------------------------
        Robert Van Buren

                                EXHIBIT INDEX



           (2)       Not applicable

           (3)       Not applicable

           (4)       Not applicable

           (9)       Not applicable

           (10)      Not applicable

           (11)      Not applicable

           (12)      Not applicable

           (13) Except for those portions thereof which are expressly incorporated by reference in this filing, the Financial Section of the Annual Report to Stockholders of Foster Wheeler Corporation (pages 21-39) for the fiscal year ended December 30, 1994 is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

           (18)      Not applicable

           (21)      Subsidiaries of the registrant (pages 18 - 20)

           (22)      Not applicable

           (23)      See consent of Independent Accountants (page 22)

           (24)      Not applicable

           (27) Financial Data Schedule (for the informational purposes of the Securities and Exchange Commission only)

           (28)      Not applicable