Form 10-Q
period 1995-03-31
FOSTER WHEELER CORP
filed 1995-05-12
CIK 38321

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                            _______________________


             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 1995

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.


               For the transition period from _______ to _______


                         Commission File Number 1-286-2


                          FOSTER WHEELER CORPORATION
             (Exact name of registrant as specified in its charter)


                 New York                                 13-1855904
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)


   Perryville Corporate Park, Clinton, N. J.                      08809-4000
   (Address of principal executive offices)                       (Zip Code)


   Registrant's telephone number, including area code:    (908) 730-4000

                               (Not Applicable)
   Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes (X)  No  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995 was 35,828,610 shares.

                           FOSTER WHEELER CORPORATION


                                     INDEX


                                                                                     Page No.
                                                                                     --------
Part I    Financial Information:


          Item 1 - Financial Statements:

                 Condensed Consolidated Balance Sheet at
                    March 31, 1995 and December 30, 1994                              2

                 Condensed Consolidated Statement of Earnings
                    Three Months Ended March 31, 1995 and
                    April 1, 1994                                                     3

                 Condensed Consolidated Statement of Cash Flows
                    Three Months Ended March 31, 1995 and
                    April 1, 1994                                                     4

                 Notes to Condensed Consolidated Financial
                    Statements                                                        5 - 7


          Item 2 - Management's Discussion and Analysis of
                    Results of Operations and Financial Condition                     8 - 9

Part II   Other Information:

          Item 2 - Changes in Securities                                              10

          Item 4 - Submission of Matters to a Vote of Security Holders                10

          Item 6 - Exhibits and Reports on Form 8-K                                   11

                         PART I. FINANCIAL INFORMATION

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 1. - FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (IN THOUSANDS OF DOLLARS)


                                                             March 31, 1995     December 30,
ASSETS                                                         (Unaudited)          1994
- ------                                                       --------------     ------------
Current Assets:
   Cash and cash equivalents                                   $  212,704        $  235,801
   Short-term investments                                         103,888           118,561
   Accounts and notes receivable                                  538,122           496,981
   Contracts in process                                           200,873           171,144
   Inventories                                                     33,195            27,634
   Prepaid and refundable income taxes                             45,954            47,543
   Prepaid expenses                                                12,849            15,045
                                                               ----------        ----------
       Total Current Assets                                     1,147,585         1,112,709
Notes and accounts receivable - long-term                          55,187            51,658
Investments and advances                                           47,977            42,665
Land, buildings and equipment - at cost less
   accumulated depreciation: 1995 - $262,271;
   1994 - $249,590                                                565,266           566,156
Cost in excess of net assets of subsidiaries acquired              68,100            68,629
Deferred charges and prepaid pension cost                         220,605           215,616
Deferred income taxes                                              10,777             5,901
                                                               ----------        ----------
       Total Assets                                            $2,115,497        $2,063,334
                                                               ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
   Current installments on long-term debt                      $   32,435        $   32,565
   Bank loans                                                      99,691            77,350
   Accounts payable and accrued expenses                          322,940           351,209
   Estimated cost to complete long-term contracts                 327,806           294,881
   Advance payments by customers                                   90,610           104,239
   Income taxes                                                    36,096            30,335
                                                               ----------        ----------
       Total Current Liabilities                                  909,578           890,579
Long-term debt, less current installments                         488,962           466,637
Other long-term liabilities, deferred credits,
   postretirement benefits other than pensions
   and minority interest in subsidiary companies                  224,641           229,973
Deferred income taxes                                              21,572            19,651
                                                               ----------        ----------
       Total Liabilities                                        1,644,753         1,606,840
                                                               ----------        ----------
Stockholders' Equity:
   Common stock                                                    35,839            35,833
   Paid-in capital                                                 38,398            38,266
   Retained earnings                                              432,118           420,861
   Accumulated translation adjustment                             (35,316)          (37,915)
                                                               ----------        ----------
                                                                  471,039           457,045
   Less cost of treasury stock                                        295               551
                                                               ----------        ----------
       Total Stockholders' Equity                                 470,744           456,494
                                                               ----------        ----------
       Total Liabilities and Stockholders' Equity              $2,115,497        $2,063,334
                                                               ==========        ==========

See notes to financial statements.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            Three Months Ended
                                                      -------------------------------
                                                      March 31, 1995    April 1, 1994
                                                      --------------    -------------
Revenues:
  Operating revenues                                      $635,993         $469,645
  Other income                                               7,652            8,331
                                                          --------         --------

    Total revenues                                         643,645          477,976
                                                          --------         --------

Costs and expenses:
  Cost of operating revenues                               546,227          392,526
  Selling, general and administrative expenses              54,130           49,731
  Other deductions                                          13,896            8,891
  Minority interest                                          1,163            1,023
                                                          --------         --------

Total costs and expenses                                   615,416          452,171
                                                          --------         --------

Earnings before income taxes                                28,229           25,805

Provision for income taxes                                  10,349           10,402
                                                          --------         --------

Net earnings                                              $ 17,880         $ 15,403
                                                          ========         ========

Weighted average number of common
  shares outstanding                                    35,819,048       35,731,019
                                                        ==========       ==========

Earnings per share                                           $ .50            $ .43
                                                             =====            =====

Cash dividends paid per common share                        $ .185           $ .165
                                                            ======           ======

See notes to financial statements.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                      Three Months Ended
                                                            ------------------------------------
                                                            March 31, 1995         April 1, 1994
                                                            ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                $  17,880              $  15,403
  Adjustments to reconcile net earnings
    to cash flows from operating activities:
      Depreciation and amortization                              12,011                 10,351
      Noncurrent deferred tax                                    (3,553)                 5,576
      Other                                                      (1,134)                  (995)
      Changes in assets and liabilities:
        Receivables                                             (41,273)               (16,372)
        Contracts in process and inventories                    (34,967)               (22,120)
        Accounts payable and accrued expenses                   (31,694)               (21,242)
        Estimated cost to complete long-term contracts           29,808                 13,710
        Advance payments by customers                           (15,400)                 4,727
        Income taxes                                              6,850                 (2,359)
        Other assets and liabilities                             (2,649)                (3,646)
                                                              ---------              ---------
  NET CASH USED BY OPERATING ACTIVITIES                         (64,121)               (16,967)
                                                              ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (9,255)               (11,632)
  Changes in short-term investments                              10,544                    873
  Changes in investments and advances                            (3,542)                (4,512)
  Partnership distribution                                       (4,883)                (3,053)
  Other                                                             222                  2,894
                                                              ---------              ---------
  NET CASH USED BY INVESTING ACTIVITIES                          (6,914)               (15,430)
                                                              ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends to stockholders                                      (6,623)                (5,891)
  Proceeds from the exercise of stock options                        92                  1,795
  Proceeds from long-term debt                                   26,229                  3,914
  Repayment of long-term debt                                    (4,013)                (4,040)
  Changes in short-term debt                                     23,772                 36,797
  Treasury stock issued                                             302                    -
                                                              ---------              ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                      39,759                 32,575
                                                              ---------              ---------

Effect of exchange rate changes
  on cash and cash equivalents                                    8,179                  6,100
                                                              ---------              ---------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                (23,097)                 6,278
Cash and cash equivalents at beginning of year                  235,801                249,514
                                                              ---------              ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 212,704              $ 255,792
                                                              =========              =========

Cash paid during period:
  - Interest (net of amount capitalized)                      $   4,426              $   2,424
  - Income taxes                                              $   6,292              $   3,566

See notes to financial statements.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


1. The condensed consolidated balance sheet as of March 31, 1995, and the related condensed consolidated statements of earnings and cash flows for the three month periods ended March 31, 1995 and April 1, 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

    The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Corporation's 1994 Annual Report, Form 10-K filed March 24, 1995, which should be read in conjunction with this report.


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

    The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States and Canada, in which plaintiffs claim damages for personal injury or property damage alleged to arise from exposure to or use of asbestos. At March 31, 1995 and April 1, 1994, the suits pending numbered approximately 57,000 and 43,900, respectively. It is anticipated that a substantial number of similar suits will be filed in the future. Since the inception of asbestos-related litigation against the Corporation and its subsidiaries, approximately 50,000 lawsuits have been terminated without any payment or with only nominal payments by the insurers for the Corporation and its subsidiaries. Based on its knowledge of relevant facts and circumstances, on its determination of the availability and extent of insurance coverage, and on the advice of the Corporation's special counsel, the management of the Corporation is of the opinion that the ultimate disposition of pending and future asbestos-related lawsuits will not result in material charges against assets or earnings. The asbestos litigation herein described does not relate to any activities currently being carried on by the Corporation or its subsidiaries.


3.  The Corporation's unsecured debt contains the following restrictions:

    The Note Agreement pursuant to which the 8.58% notes were issued and the Revolving Credit Agreement require that consolidated Tangible Net Worth, as defined in the agreements, be at least $400,000 plus 25% of earnings from 1991 and thereafter. At March 31, 1995, the consolidated Tangible

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                  (Continued)


Net Worth was $534,355. The Note Agreement and the Revolving Credit Agreement also require the maintenance of certain capitalization ratios. Both agreements require that the ratio of Indebtedness to Tangible Net Worth, as those terms are defined in the agreements, not exceed .65 to 1. At March 31, 1995 this ratio was .55 to 1.


4. A total of 1,079,290 shares were reserved for issuance under the stock option plans; of this total 70,878 were not under option.


5. Foster Wheeler Corporation had a backlog of firm orders as of March 31, 1995 of $5,425,077 as compared to a backlog as of April 1, 1994 of $4,210,098.


6. Earnings per share data have been computed on the weighted average number of shares of common stock outstanding. Outstanding stock options have been disregarded because their effect on earnings per share would not be significant.


7.  Interest income and cost for the following periods are:

                                         Three Months Ended
                                 ---------------------------------
                                 March 31, 1995      April 1, 1994
                                 --------------      -------------
       Interest income               $5,896             $6,179
                                     ======             ======


       Interest cost                $11,093             $8,216
                                    =======             ======


8. The total tax provision equaled 36.7% of income before taxes for the three months ended March 31, 1995 and 40.3% for the three months ended April 1, 1994. The tax provision for both quarters exceeded the 35% federal statutory rate primarily as a result of state taxes.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                  (Continued)

9. Changes in stockholders' equity for the three months ended March 31, 1995 were as follows:



                                                 Common Stock                          Accumulated    Treasury Stock      Total
                                             -------------------   Paid-in   Retained  Translation   ---------------  Stockholders'
                                               Shares    Amount    Capital   Earnings  Adjustment    Shares   Amount     Equity
                                               ------    ------    -------   --------  -----------   ------   ------     ------
Balance December 30, 1994                    35,832,664  $35,833  $38,266   $420,861    $(37,915)   (20,129)  $(551)    $456,494

Net earnings                                                                  17,880                                      17,880

Dividends paid - common                                                       (6,623)                                     (6,623)

Sold under stock options                          6,750        6       86                                                     92

Current period translation
   adjustment                                                                              2,599                           2,599

Treasury stock issued under incentive plans                            46                             9,325     256          302
                                             ----------  -------  -------   --------    --------    -------   -----     --------

Balance March 31, 1995                       35,839,414  $35,839  $38,398   $432,118    $(35,316)   (10,804)  $(295)    $470,744
                                             ==========  =======  =======   ========    ========    =======   =====     ========

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION (UNAUDITED)



The following is Management's Discussion and Analysis of certain significant factors which have affected the results of operations and financial condition of the Corporation for periods indicated below. This discussion and analysis should be read in conjunction with the 1994 Annual Report, Form 10-K filed March 24, 1995.

A. Consolidated results of operations for three months ended March 31, 1995 vs. three months ended April 1, 1994.

    The backlog of unfilled orders as of March 31, 1995 totaled $5.4 billion, the highest in the history of the Corporation. This represented an increase of approximately $1.2 billion (29%) over the amount reported at April 1, 1994. Approximately 70% of this increase was due to the acquisition of an environmental company in October of 1994.

    New orders booked for the first quarter of 1995 amounted to approximately $937 million, which represented a 12 percent increase over the first quarter of 1994. The primary reason for this increase was the significant amount of bookings reported by Foster Wheeler Environmental Corporation in the United States and Foster Wheeler Energia, S.A. in Spain. The increase reported by these two entities was partially offset by a reduction in new orders booked by the Italian and the United Kingdom subsidiaries in the Engineering and Construction Group and Foster Wheeler Energy Corporation in the Energy Equipment Group.

    Operating revenues for the first quarter of 1995 increased by 35% in comparison to the first quarter of 1994. The Engineering and Construction Group was primarily responsible for the increase in operating revenues. Approximately 60% of the increase reported by the Engineering and Construction Group was in the United States and the balance was reported in Europe.

    Other income decreased to $7.7 million in 1995 from $8.3 million in 1994, or approximately $.6 million. Approximately 77% of the other income for the first quarter of 1995 was due to interest income. Selling, general and administrative expenses increased by approximately 9% in comparison to the first quarter of 1994, primarily due to the acquisition of an environmental company in October 1994. Other deductions increased by $5 million to $13.9 million. This increase was primarily the result of increased amortization of cost in excess of net assets of subsidiary acquired and higher interest expense.

    Net earnings rose by approximately 16 percent to $17.9 million or $.50 per share, compared with $15.4 million or $.43 per share for the first quarter of 1994. The $2.5 million increase in net earnings reported by the Corporation was mainly due to the significant increase in net earnings reported by the Engineering and Construction Group in Italy, the United Kingdom and Foster Wheeler Environmental Corporation in the United States.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED)
         (Continued)


B.       Consolidated Financial Condition

         Stockholders' equity at the end of the first quarter of 1995 increased $14.3 million from year end 1994. The increase from net earnings ($17.9 million) and accumulated translation adjustment ($2.6 million) was partially offset by dividends paid ($6.6 million).

         Since December 30, 1994, cash and cash equivalents have decreased by $23.1 million. Cash generated from earnings of $25.2 million reduced by an increase in funding of working capital, resulted in a use of cash from operating activities of $64.1 million. Cash was used to pay dividends of $6.6 million and long-term debt of $4.0 million. At the Board of Directors meeting on April 25, 1995, the quarterly cash dividend was increased from 18.5 cents per share to 19.5 cents per share. Existing cash balances, short-term investments and unused credit facilities with banks remain adequate to support increased backlog, expected operating levels and anticipated future investing and financing activities.

                          PART II.  OTHER INFORMATION

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2. - CHANGES IN SECURITIES

    (b) Note 3 of the Notes to Condensed Consolidated Financial Statements which appears on Page 5 of Part I of this Report is incorporated herein by reference.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) Date of Meeting The Annual Meeting of Stockholders of Foster Wheeler Corporation was held on April 25, 1995 at the Governor Morris Hotel, Two Whippany Road, Morristown, New Jersey.

    (b)   Election of Directors

    Directors Elected            For                    Withheld
    -----------------            ---                    --------
    Eugene D. Atkinson           28,789,216             173,328
    Joseph J. Melone             28,818,521             144,023
    David J. Roberts             28,755,027             207,517
    Richard J. Swift             28,754,787             207,757

    Other Directors continuing in office:

    Louis E. Azzato              Frank E. Perkins
    Kenneth A. DeGhetto          John Timko, Jr.
    E. James Ferland             Charles Y. C. Tse
    Martha Clark Goss            Robert Van Buren
    John A. Hinds

    (c)   Additional Matters Voted Upon

    Approval of 1995 Stock Option Plan

    For                     26,348,886
    Against                  1,158,787
    Abstain                  1,398,312
    Broker Non-Voters           56,559

    Ratification of the appointment of Coopers & Lybrand, L.L.P. as auditors of the Corporation for 1995.

    For                     28,796,607
    Against                     92,220
    Abstain                     73,717

                          PART II.  OTHER INFORMATION

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits

                                              Sequentially
    Exhibit                                   Numbered
    Number             Exhibit                Page
    ------             -------                ------------
    27                 Financial Data         (For the informational purposes of the Securities
                       Schedule               and Exchange Commission only.)

    (b)    Reports on Form 8-K
           None.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    FOSTER WHEELER CORPORATION
                                                            (Registrant)


Date:  May 10, 1995                                 /S/ Richard J. Swift
                                                    --------------------------
                                                    Richard J. Swift
                                                    (Chairman, President and
                                                    Chief Executive Officer)


Date:  May 10, 1995                                 /S/ David J. Roberts
                                                    --------------------------
                                                    David J. Roberts
                                                    (Vice Chairman and
                                                    Chief Financial Officer)

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.              Description
- -------            -----------

  27           Financial Data Schedule