Form 10-Q
period 1995-06-30
FOSTER WHEELER CORP
filed 1995-08-14
CIK 38321

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                            _______________________


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

             /  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.


                  FOR THE TRANSITION PERIOD FROM ____ TO ____


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995 was 35,857,427 shares.

                           FOSTER WHEELER CORPORATION


                                     INDEX



                                                                                        Page No.
                                                                                        --------
Part I    Financial Information:


          Item 1 - Financial Statements:

                  Condensed Consolidated Balance Sheet at
                       June 30, 1995 and December 30, 1994                                2

                  Condensed Consolidated Statement of Earnings
                       Three and Six Months Ended June 30, 1995 and
                       July 1, 1994                                                       3

                  Condensed Consolidated Statement of Cash Flows
                       Six Months Ended June 30, 1995 and
                       July 1, 1994                                                       4

                  Notes to Condensed Consolidated Financial
                       Statements                                                         5 - 7


          Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                      8 - 9

Part II   Other Information:

          Item 2 - Changes in Securities                                                  10

          Item 5 - Other Information                                                      10

          Item 6 - Exhibits and Reports on Form 8-K                                       10

                         PART I. FINANCIAL INFORMATION

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 1. - FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (IN THOUSANDS OF DOLLARS)


                                                                       June 30, 1995          December 30,
ASSETS                                                                  (Unaudited)              1994
------                                                                 -------------          ------------
Current Assets:
    Cash and cash equivalents                                           $  199,725            $  235,801
    Short-term investments                                                  96,157               118,561
     Accounts and notes receivable                                         585,764               496,981
    Contracts in process                                                   242,326               171,144
    Inventories                                                             35,847                27,634
    Prepaid and refundable income taxes                                     46,537                47,543
    Prepaid expenses                                                        15,608                15,045
                                                                        ----------            ----------
        Total Current Assets                                             1,221,964             1,112,709
Notes and accounts receivable - long-term                                   57,831                51,658
Investments and advances                                                    52,686                42,665
Land, buildings and equipment - at cost less
    accumulated depreciation: 1995 - $270,657;
    1994 - $249,590                                                        566,212               566,156
Cost in excess of net assets of subsidiaries acquired                       67,563                68,629
Deferred charges and prepaid pension cost                                  221,335               215,616
Deferred income taxes                                                        3,958                 5,901
                                                                        ----------            ----------
        Total Assets                                                    $2,191,549            $2,063,334
                                                                        ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current installments on long-term debt                              $   32,669            $   32,565
    Bank loans                                                             110,070                77,350
    Accounts payable and accrued expenses                                  333,528               351,209
    Estimated cost to complete long-term contracts                         339,252               294,881
    Advance payments by customers                                           89,565               104,239
    Income taxes                                                            34,309                30,335
                                                                        ----------            ----------
        Total Current Liabilities                                          939,393               890,579
Long-term debt, less current installments                                  515,618               466,637
Other long-term liabilities, deferred credits,
    postretirement benefits other than pensions
    and minority interest in subsidiary companies                          226,551               229,973
Deferred income taxes                                                       21,733                19,651
                                                                        ----------            ----------
        Total Liabilities                                                1,703,295             1,606,840
                                                                        ----------            ----------
Stockholders' Equity:
    Common stock                                                            35,868                35,833
    Paid-in capital                                                         38,870                38,266
    Retained earnings                                                      444,021               420,861
    Accumulated translation adjustment                                     (30,210)              (37,915)
                                                                        ----------            ----------
                                                                           488,549               457,045
    Less cost of treasury stock                                                295                   551
                                                                        ----------            ----------
        Total Stockholders' Equity                                         488,254               456,494
                                                                        ----------            ----------
        Total Liabilities and Stockholders' Equity                      $2,191,549            $2,063,334
                                                                        ==========            ==========

See notes to financial statements.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                       Three Months Ended                     Six Months Ended
                                                 -------------------------------     -----------------------------

                                                 June 30, 1995      July 1, 1994     June 30, 1995    July 1, 1994
                                                 -------------      ------------     -------------    ------------
Revenues:
 Operating revenues                                $   678,733       $   571,247       $ 1,314,726     $ 1,040,892
 Other income                                            7,497             8,377            15,149          16,708
                                                   -----------       -----------       -----------     -----------

Total revenues                                         686,230           579,624         1,329,875       1,057,600
                                                   -----------       -----------       -----------     -----------

Cost and expenses:
 Cost of operating revenues                            587,829           494,000         1,134,056         886,526
 Selling, general and administrative expenses           56,779            49,411           110,909          99,142
 Other deductions                                       13,153             9,554            27,049          18,445
 Minority interest                                         641             1,034             1,804           2,057
                                                   -----------       -----------       -----------     -----------

Total costs and expenses                               658,402           553,999         1,273,818       1,006,170
                                                   -----------       -----------       -----------     -----------

Earnings before income taxes                            27,828            25,625            56,057          51,430
                                                   -----------       -----------       -----------     -----------

Provision for income taxes:
 Federal and foreign                                     7,817             7,921            17,042          17,162
 State                                                   1,121             1,045             2,245           2,206
                                                   -----------       -----------       -----------     -----------

                                                         8,938             8,966            19,287          19,368
                                                   -----------       -----------       -----------     -----------

Net earnings                                       $    18,890       $    16,659       $    36,770     $    32,062
                                                   ===========       ===========       ===========     ===========

Weighted average number of common
 shares outstanding                                 35,846,274        35,799,788        35,832,661      35,765,403
                                                   ===========       ===========       ===========     ===========

Earnings per share                                 $       .53       $       .47       $      1.03     $       .90
                                                   ===========       ===========       ===========     ===========

Cash dividends paid per common share               $      .195       $      .185       $       .38     $       .35
                                                   ===========       ===========       ===========     ===========

See notes to financial statements.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)



                                                                                Six Months Ended
                                                                       ---------------------------------
                                                                       June 30, 1995        July 1, 1994
                                                                       -------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                          $  36,770             $  32,062
  Adjustments to reconcile net earnings
    to cash flows from operating activities:
      Depreciation and amortization                                        24,372                21,069
      Noncurrent deferred tax                                               3,656                11,019
      Other                                                                (2,938)               (1,616)
      Changes in assets and liabilities:
          Receivables                                                     (83,493)               (8,030)
          Contracts in process and inventories                            (77,598)              (59,796)
          Accounts payable and accrued expenses                           (23,052)               11,209
          Estimated cost to complete long-term contracts                   39,375               (23,278)
          Advance payments by customers                                   (16,923)               28,813
          Income taxes                                                      4,699                (3,481)
          Other assets and liabilities                                     (6,421)              (12,878)
                                                                        ---------             ---------
   NET CASH USED BY OPERATING ACTIVITIES                                 (101,553)               (4,907)
                                                                        ---------             ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                  (21,021)              (18,038)
    Proceeds from sale of property plant and equipment                        429                 5,342
    Changes in short-term investments                                      21,686                   469
    Changes in investments and advances                                    (9,219)               (4,883)
    Partnership distribution                                               (4,883)               (3,053)
                                                                        ---------             ---------
    NET CASH USED BY INVESTING ACTIVITIES                                 (13,008)              (20,163)
                                                                        ---------             ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends to stockholders                                              (13,610)              (12,511)
   Proceeds from exercise of stock options                                    478                 2,137
   Proceeds from long-term debt                                            54,650                 4,771
   Repayment of long-term debt                                             (5,647)               (4,095)
   Changes in short-term debt                                              31,708                40,615
                                                                        ---------             ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                               67,579                30,917
                                                                        ---------             ---------
 Effect of exchange rate changes on cash and
   cash equivalents                                                        10,906                14,900
                                                                        ---------             ---------
 INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                         (36,076)               20,747

 Cash and cash equivalents at beginning of year                           235,801               249,514
                                                                        ---------             ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 199,725             $ 270,261
                                                                        =========             =========
 Cash paid during period:
  -Interest (net of amount capitalized)                                 $  22,849             $  17,518
  -Income taxes                                                         $  10,641             $   7,563

 See notes to financial statements.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


1. The condensed consolidated balance sheet as of June 30, 1995, and the related condensed consolidated statements of earnings and cash flows for the three and six month periods ended June 30, 1995 and July 1, 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

    The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Corporation's 1994 Annual Report, Form 10-K filed March 24, 1995 which should be read in conjunction with this report.


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

    The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States and Canada, in which plaintiffs claim damages for personal injury or property damage alleged to arise from exposure to or use of asbestos. At June 30, 1995 and July 1, 1994, the suits pending numbered approximately 63,000 and 42,800, respectively. It is anticipated that a substantial number of similar suits will be filed in the future. Since the inception of asbestos-related litigation against the Corporation and its subsidiaries, approximately 52,000 lawsuits have been terminated without any payment or with only nominal payments by the insurers for the Corporation and its subsidiaries. Based on its knowledge of relevant facts and circumstances, on its determination of the availability and extent of insurance coverage, and on the advice of the Corporation's special counsel, the management of the Corporation is of the opinion that the ultimate disposition of pending and future asbestos-related lawsuits will not result in material charges against assets or earnings. The asbestos litigation herein described does not relate to any activities currently being carried on by the Corporation or its subsidiaries.


3.  The Corporation's unsecured debt contains the following restrictions:

    The Note Agreement pursuant to which the 8.58% notes were issued and the Revolving Credit Agreement require that consolidated Tangible Net Worth, as defined in the agreements, be at least $400,000 plus 25% of earnings from 1991 and thereafter. At June 30, 1995, the consolidated Tangible

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                  (Continued)


Net Worth was $547,297. The Note Agreement and the Revolving Credit Agreement also require the maintenance of certain capitalization ratios. Both agreements require that the ratio of Indebtedness to Tangible Net Worth, as those terms are defined in the agreements, not exceed .65 to 1. At June 30, 1995 this ratio was .62 to 1.


4. A total of 2,550,473 shares were reserved for issuance under the stock option plans; of this total 1,548,878 were not under option.


5. Foster Wheeler Corporation had a backlog of firm orders as of June 30, 1995 of $5,635,589 as compared to a backlog as of July 1, 1994 of $4,264,214.


6. Earnings per share data have been computed on the weighted average number of shares of common stock outstanding. Outstanding stock options have been disregarded because their effect on earnings per share would not be significant.


7.  Interest income and cost for the following periods are:

                             Three Months Ended                      Six Months Ended
                        ---------------------------          --------------------------------
                        June 30, 1995  July 1, 1994          June 30, 1995       July 1, 1994
                        -------------  ------------          -------------       ------------
Interest income           $ 5,639         $5,925               $11,535              $12,104
                          =======         ======               =======              =======

Interest cost             $11,338         $8,847               $22,431              $17,063
                          =======         ======               =======              =======




    Included in interest cost is interest capitalized on self-constructed assets which is insignificant for all periods noted.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                  (Continued)

8. Changes in stockholders' equity for the six months ended June 30, 1995 were as follows:


                                            Common Stock                            Accumulated    Treasury Stock       Total
                                          ----------------    Paid-in    Retained   Translation   ----------------   Stockholders'
                                          Shares    Amount    Capital    Earnings   Adjustment    Shares    Amount      Equity
                                          ------    ------    -------    --------   ----------    ------    ------      ------
Balance December 30, 1994               35,832,664  $35,833    $38,266   $420,861   $(37,915)     20,129    $(551)    $456,494

Net earnings                                                               36,770                                       36,770

Dividends paid - common                                                   (13,610)                                     (13,610)

Sold under stock options                    35,567       35        443                                                     478

Tax benefits related to stock options                              115                                                     115

Treasury stock issued under
   incentive plans                                                  46                            (9,325)     256          302

Current period translation
   adjustment                                                                          7,705                             7,705
                                        ----------  -------    -------   --------   --------      ------    -----     --------

Balance June 30, 1995                   35,868,231  $35,868    $38,870   $444,021   $(30,210)     10,804    $(295)    $488,254
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

A. Consolidated results of operations for three and six months ended June 30, 1995 vs. three and six months ended July 1, 1994.

    The backlog of unfilled orders as of June 30, 1995 totaled $5.6 billion, the highest in the history of the Corporation. This represented an increase of approximately $1.4 billion (32%) over the amount reported at July 1, 1994. Approximately 63% of this increase was due to the acquisition of an environmental company in October 1994 in the Engineering and Construction Group. The Energy Equipment Group recorded a 23% increase in unfilled orders due primarily to the orders taken by Foster Wheeler Energia, S.A.

    New orders booked for the three and six months ended June 30, 1995 amounted to approximately $900 million and $1.9 billion, respectively. These amounts represented increases of 30% for the three month period and 20% for the six month period in comparison to 1994. The primary reason for this increase was the significant amount of bookings reported by Foster Wheeler Environmental Corporation in the United States and Foster Wheeler Energia, S.A. in Spain. The increase reported by these two entities was partially offset by a reduction in new orders booked by Foster Wheeler Limited U.K. in the Engineering and Construction Group and Foster Wheeler Energy Corporation in the Energy Equipment Group.

    Operating revenues for the three and six months ended June 30, 1995 increased approximately $100 million and $270 million, respectively, in comparison to 1994. The Engineering and Construction Group was primarily responsible for the increase in operating revenues. Approximately 70% of this increase arose in the United States, mainly related to Foster Wheeler Environmental Corporation with the balance reported in Europe from all locations.

    For the first six months of 1995 other income decreased slightly, primarily due to the recognition of a gain on sale of fixed assets recorded in 1994. Approximately 76% of other income in 1995 is interest income. Other deductions for the three and six months period increased $3.6 million and $8.6 million, respectively. These increases were primarily due to higher interest expense and increased amortization of cost in excess of net assets of subsidiary acquired due to acquisition of an environmental company in October 1994. In comparing both the three and six month periods, selling, general and administrative expenses increased approximately 15% and 12%, respectively, compared to 1994, also due to the same acquisition as above.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
         (CONTINUED)


Net earnings increased by approximately $4.7 million (15%) for the six month period and by $2.2 million (13%) for the three month period. The increase was primarily due to the increased earnings in the Engineering and Construction Group as reported by Foster Wheeler Limited U.K., Foster Wheeler Italiana and the inclusion of Foster Wheeler Environmental Corporation for 1995, offset by reduced earnings in the Energy Equipment Group, principally Foster Wheeler Energy Corporation.


 B. Consolidated Financial Position (in millions)

    Stockholder's equity for the six months ended June 30, 1995 increased $31.8 from year end 1994. The increases from net earnings of $36.8 and the change in the accumulative translation adjustment of $7.7 were partially offset by dividends to stockholders of $13.6.

    Since December 30, 1994, cash and cash equivalents have decreased by $36.1. Cash generated from earnings of $61.9 reduced by an increase in funding of working capital resulted in a use of cash from operating activities of $101.6. Cash was used to pay dividends of $13.6, capital expenditures of $21.0 and long-term debt of $5.6.

    In June 1995, the Corporation announced it has agreed to acquire the Power Generation Business of A. Ahlstrom Corporation (a Finnish company). The parties have entered into a due diligence period. The closing is expected to occur in September 1995. It is estimated that the purchase price will be in the range of $210-$220 million. In addition, the Corporation has entered into two memorandums of understanding for the following:

                     a) The purchase of the assets of Zack Power and Industrial Company, a construction company in Gary, Indiana for approximately $2.5 million, closing expected in the third quarter.

                     b) The purchase of the assets of TPA, Inc., a sulfur recovery company in Dallas, Texas for approximately $16.0 million, closing expected in September.

    The Corporation is in the process of establishing a new $500 million revolving credit facility with a group of banks. This facility will be used to refinance borrowings under the existing Revolving Credit Agreement, to finance the purchase of the Ahlstrom Pyropower Sector and to provide for working capital requirements. It is expected that this facility will close by the end of August 1995. The Corporation also intends to file a $500 million Universal Shelf Registration Statement with the Securities and Exchange Commission for future access to the public market.

                          PART II.  OTHER INFORMATION

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2. - CHANGES IN SECURITIES

    (b) Note 3 of the Notes to Condensed Consolidated Financial Statements which appears on Page 5 of Part I of this Report is incorporated herein by reference.

ITEM 5. - OTHER INFORMATION

           None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

    a)     The following Exhibits are required by Item 601 of Regulation S-K:

           Exhibit 3) By-laws of Registrant as amended through June 27, 1995 and filed as part of this report.

           Exhibit 27) Financial Data Schedule (For the informational purposes of the Securities and Exchange Commission only.)

    b)     Reports on Form 8-K
           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              FOSTER WHEELER CORPORATION
                                              ---------------------------------
                                                     (Registrant)


Date:  August 11, 1995                       /S/ Richard J. Swift
       ---------------                       ----------------------------------
                                              Richard J. Swift
                                             (Chairman, President and
                                              Chief Executive Officer)


Date:  August 11, 1995                       /S/ David J. Roberts
       ---------------                       ----------------------------------
                                              David J. Roberts
                                             (Vice Chairman and
                                              Chief Financial Officer)

                                Exhibit Index
                                -------------

Exhibit
  No.         Description
-------       -----------

   3 By-laws of Registrant as amended through June 27, 1995 and filed as part of this report.

   27         Financial Data Schedule