Form 10-K/A
period 1994-12-30
FOSTER WHEELER CORP
filed 1995-10-23
CIK 38321

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-K/A

                             ----------------------
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year December 30, 1994

/ / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 1-286-2


                           FOSTER WHEELER CORPORATION
             (Exact Name of Registrant as specified in its charter)

                                ----------------

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

                                ----------------

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

                                      NONE
                                ----------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of March 10, 1995, 35,810,519 shares of the Registrant's Common Stock, excluding stock held in Treasury, were issued and outstanding, and the aggregate value of such shares held by nonaffiliates of the Registrant on such date was approximately $1,128,031,000 (based on the last price on that date of $31.50 per share).

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.


                      Three Years Ended December 30, 1994

         GENERAL

         The Company's consolidated backlog at the end of fiscal 1994 was $5,135.5 million, a 32% increase from backlog of $3,884.1 million at the end of fiscal 1993, which in turn represented a small increase from $3,806.8 million of backlog at the end of fiscal 1992. The dollar amount of backlog is not necessarily indicative of the future earnings of the Company related to the performance of such work. Although backlog represents only business which is considered firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of the Company's control, such as changes in project schedules, the Company cannot predict with certainty the portion of backlog not to be performed. Backlog has been adjusted to reflect project cancellations, deferrals, and revised project scope and cost. The net reductions in backlog from project adjustments and cancellations for fiscal 1994 was $385.2 million, compared with $184.9 million in fiscal 1993 and $367.6 million in fiscal 1992. Furthermore, the Company's future award prospects include several large scale international projects and, because the large size and uncertain timing of these projects can create variability in the Company's contract awards, future award trends are difficult to predict with certainty.

         New orders awarded for fiscal 1994 ($3,091.0 million) were slightly higher than new orders awarded in fiscal 1993 ($2,982.8 million), which in turn were lower than new orders awarded in fiscal 1992 ($3,640.4 million). A total of 64% of new orders in fiscal 1994 were for projects awarded to the Company's subsidiaries located outside of the United States as compared to 49% in fiscal 1993 and 50% in fiscal 1992. Key geographic regions contributing to new orders awarded in fiscal 1994 were China, Southeast Asia and the Indian subcontinent.

         Operating revenues decreased in fiscal 1994 by 14% or $348.6 million compared to fiscal 1993, to $2,234.4 million from $2,583.0 million, which in turn represented a 4% increase or $88.2 million as compared with fiscal 1992 of $2,494.8 million.

         Gross earnings from operations, which is equal to operating revenues minus the cost of operating revenues ("gross earnings"), increased $31.9 million or 11% in fiscal 1994 as compared to fiscal 1993, to $324.5 million from $292.6 million, which was approximately the same level of gross earnings for fiscal 1992.

         Selling, general and administrative expenses decreased $0.6 million in fiscal 1994 as compared to fiscal 1993, to $203.4 million from $204.0 million, which in turn represented a slight decrease from expenses reported in fiscal 1992 of $208.7 million. General and administrative expenses increased by approximately $3.0 million in fiscal 1994 principally as a result of the increased cost related to the acquisition of Enserch Environmental Corporation ("Enserch") in September 1994. This increase was partially offset by a 5% reduction in selling expenses, to $92.6 million in fiscal 1994 from $97.2 million in fiscal 1993.

         Other income in fiscal 1994 as compared to fiscal 1993 decreased $34.8 million, to $36.7 million from $71.5 million. This decrease was primarily a result of the gains in 1993 of $10.9 million from the sale of Thermacote Welco and $25.3 million from the sale of a 49.5% limited partnership interest in a waste-to-energy plant. Other income in fiscal 1993 increased over 100% as compared to fiscal 1992, from $34.7 million, as a result of those events. In addition, in fiscal 1993 as compared with fiscal 1992, interest income increased by $5.6 million, from $21.0 million in fiscal 1992 to $26.6 million in fiscal 1993.

         Other deductions in fiscal 1994 decreased $14.8 million primarily due to non-recurring events in fiscal 1993, including the acceleration of the amortization of the cost in excess of net assets of a subsidiary acquired as a result of the valuation of such subsidiary's future cash flows, and the establishment of a provision to cover potential exposure for nonrecovery of development costs related to waste-to-energy projects in the Power Systems Group. Other deductions in fiscal 1993 increased 26% compared to fiscal 1992, from $48.3 million to $60.7 million as a result of those non-recurring events.

         The effective tax rate for fiscal 1994 was 38.8% compared to 40.4% in fiscal 1993 and 32.9% in fiscal 1992. The fiscal 1993 effective tax rate differed from the U.S. statutory rate primarily as a result of the accelerated amortization of cost in excess of net assets of a subsidiary acquired, and the recapture of investment tax credits related to the sale of limited partnership interests.

         Net earnings increased $7.7 million or 13% in fiscal 1994 as compared to fiscal 1993, from $57.7 million to $65.4 million. Earnings before the effect of accounting changes resulting from the adoption in fiscal 1992 of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," increased by $12.2 million or 27% in fiscal 1993 as compared to fiscal 1992, from $45.5 million to $57.7 million.

         ENGINEERING AND CONSTRUCTION GROUP

         The E&C Group's backlog at the end of fiscal 1994 was $3,798.2 million, a 39% increase over backlog of $2,724.3 million at the end of fiscal 1993, which in turn represented a 4% decrease from backlog of $2,827.2 million at the end of fiscal 1992. The increase in fiscal 1994 as compared with fiscal 1993 was attributable to two primary factors. First, approximately $608 million of this increase was attributable to the acquisition of Enserch. Second, contracts awarded to the U.K. subsidiary in the E&C Group amounted to $1,100 million at December 30, 1994. These contracts included the engineering, procurement and construction supervision contract for a major aromatics plant in Singapore.

         New orders awarded to the E&C Group increased 11% in fiscal 1994 as compared with fiscal 1993, from $1,921.2 million in fiscal 1993 to $2,138.6 million in fiscal 1994. New orders decreased 26% in fiscal 1993 as compared to fiscal 1992 levels of $2,605.9 million. The fiscal 1994 increase was principally a result of the contracts awarded to the U.K. subsidiary referred to above. The decrease in new orders awarded in fiscal 1993 as compared to fiscal 1992 was principally due to the significant amount of new orders taken in fiscal 1992, which did not occur in fiscal 1993. In fiscal 1993, new orders awarded decreased in the United States by approximately $300 million and by approximately $400 million in the United Kingdom as compared to fiscal 1992 levels.

         The E&C Group reported a 14% decrease in operating revenues in fiscal 1994 as compared to fiscal 1993, from $1,803.1 million to $1,543.3 million, which in turn represented a 6% increase from fiscal 1992 operating revenues of $1,702.8 million. The decrease in fiscal 1994 operating revenues as compared to fiscal 1993 was primarily a result of reduced pass-through costs and lower operating levels on long-term contracts of the European affiliates of the E&C Group.

         The Company includes pass-through costs on cost-plus contracts which are generally customer reimbursable materials, equipment and subcontractor costs when the Company determines that it is responsible for the engineering specification, procurement and management of such cost components on behalf of the customer. The percentage relationship between pass-through costs of contracts and revenues will fluctuate from year to year depending on a variety of factors including the mix of business in the years compared. Historically, engineering services revenues have higher margins than either construction or maintenance services. The British, French and Italian subsidiaries had a mix of engineering and construction contracts in fiscal 1994 that required a lower quantity of material cost to be reimbursed by the customer as compared to the mix of contracts in fiscal 1993.

         In addition, while backlog increased for the E&C Group in fiscal 1994, the lower operating revenues were partially a result of lower levels of operating activity. The increase in operating revenues in fiscal 1993 as compared to fiscal 1992 was primarily due to increased levels of operating activities of one of the E&C Group's U.S. subsidiaries.

         The E&C Group's gross earnings increased $16.8 million in fiscal 1994 as compared with fiscal 1993 or 13%, to $148.9 million from $132.1 million, which in turn represented a slight decrease from gross earnings of $132.8 million in fiscal 1992. A total of $10.9 million of the increase in fiscal 1994 compared to fiscal 1993 was attributable to the Company's environmental services activities. The remaining increase was attributable to the successful completion by the United Kingdom and Italian subsidiaries in the E&C Group of several major contracts. This increase was slightly offset by a decrease in the operations of the French subsidiary in the E&C Group, resulting from lower operating levels. The increase in gross earnings of the E&C Group in fiscal 1993 as compared to fiscal 1992 was primarily due to the return to profitability of the E&C Group's Spanish subsidiary and the improved earnings achieved by one of its U.S. subsidiaries.

         ENERGY EQUIPMENT GROUP

         The Energy Equipment Group's backlog was $1,037.9 million at the end of fiscal 1994, representing a 17% increase over backlog of $890.5 million at the end of fiscal 1993, which in turn represented a 7% increase over backlog of $831.4 million at the end of fiscal 1992. The increase in backlog in fiscal 1994 as compared to fiscal 1993 was attributable to the award of major power generation orders in India, accounting for $100 million of backlog, and Japan, accounting for $158 million of backlog. The increase in fiscal 1993 backlog as compared with fiscal 1992 was primarily due to new contract awards in China to the Group's U.S. subsidiary.

         New orders awarded to the Energy Equipment Group were $759.6 million, $670.4 million and $716.9 million in fiscal 1994, fiscal 1993 and fiscal 1992, respectively. Of such new orders, $202.0 million, $176.9 million and $169.6 million related to chemical separation activities and $557.6 million, $493.5 million and $547.3 million related to power generation for fiscal 1994, fiscal 1993 and fiscal 1992, respectively.

         Operating revenues for the Energy Equipment Group decreased 5% in fiscal 1994 as compared to fiscal 1993, to $529.5 million from $558.6 million, which in turn represented an increase from fiscal 1992 operating revenues of $550.2 million. These changes in operating revenues for the periods stated resulted primarily from changes in operating revenues from power generation activities.

         The Energy Equipment Group's gross earnings increased by $21.7 million or 21%, to $124.5 million in fiscal 1994 from $102.8 million in fiscal 1993, which in turn represented a 5% increase from gross earnings in fiscal 1992 of $97.5 million. Approximately $13 million of the increase in fiscal 1994 as compared to fiscal 1993 was due to improved contract execution of the Spanish subsidiary in the Energy Equipment Group on a major contract for the supply of two coal-fired steam generators. The increase was also attributable to increased margins on the sale of mass transfer equipment.

         POWER SYSTEMS GROUP

         The Power Systems Group's backlog at the end of fiscal 1994 was $257.9 million, a 23% increase over backlog of $210.5 million at the end of fiscal 1993, which in turn represented an over 200% increase from backlog of $68.6 million at the end of fiscal 1992. The increase in backlog for fiscal 1994 as compared to fiscal 1993 was as a result of the Power Systems Group's construction of a recycling and waste-to-energy project to be owned by the Village of Robbins, Illinois which has been financed and is under construction. The increase in backlog in fiscal 1993 as compared with fiscal 1992 was principally due to the change in fiscal 1993 in the method of recognizing backlog under long-term operating and maintenance agreements for the Power Systems Group's operating plants. Since fiscal 1993, the Company has recognized in backlog the ensuing 12 months' revenues of the operating subsidiaries in the Power Systems Group. If such backlog had been included in fiscal 1992 backlog, backlog for fiscal 1992 would have been $200.3 million and backlog would have increased only 5% in fiscal 1993 as compared to fiscal 1992.

         New orders awarded to the Power Systems Group decreased 31% in fiscal 1994 as compared with fiscal 1993, to $188.7 million in fiscal 1994 from $273.8 million in fiscal 1993, which in turn represented an increase of 47% in new orders awarded as compared to the $186.2 million of new orders awarded in fiscal 1992. The increase in new orders awarded in fiscal 1993 as compared with fiscal 1992 was principally due to the foregoing changes in backlog and new order recognition.

         The Power Systems Group's operating revenues increased by 9% in fiscal 1994 as compared to fiscal 1993, to $143.5 million from $131.8 million, which in turn represented an increase from fiscal 1992 operating revenues of $123.4 million. The increase in operating revenues from fiscal 1993 to fiscal 1994 was as a result of the transfer of a facilities management services unit from the Corporate and Financial Services Group into the Power Systems Group.

         The Power Systems Group's gross earnings increased $1.4 million in fiscal 1994 as compared with fiscal 1993 or 3%, to $47.9 million from $46.5 million, which in turn represented a 6% increase from gross earnings of $43.8 million in fiscal 1992.

         RESEARCH AND DEVELOPMENT

         The Company is continually engaged in research and development efforts both in performance and analytical services on current projects and in development of new products and processes. During fiscal 1994, fiscal 1993 and fiscal 1992, approximately $9.8 million, $8.4 million and $6.9 million, respectively, was spent on company-sponsored research activities. During the same periods, approximately $38.2 million, $40.9 million and $32.3 million, respectively, was spent on customer-sponsored research activities that were paid for by customers of the Company.

         FINANCIAL CONDITION

         The Company's consolidated financial condition improved during the three year period ended December 30, 1994. Stockholders' equity at the end of fiscal 1994 was $456.5 million as compared to $400.2 million at the end of fiscal 1993 and $387.3 million at the end of fiscal 1992. For fiscal 1994, the increases from net earnings of $65.4 million and the change in the accumulated translation adjustment of $13.3 million were partially offset by dividends to stockholders of $25.8 million. Since the beginning of 1992, net assets have increased by $104.3 million through December 30, 1994 excluding the accumulated translation adjustment of $56.6 million and the net after tax and valuation allowance accounting charge of $91.3 million ($2.57 per share) related to the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in fiscal 1992.

         For the fiscal years 1992, 1993 and 1994, long-term investments in land, buildings and equipment were $56.0 million, $27.8 million and $38.5 million, respectively. In fiscal 1994, the Company acquired Enserch and Optimized Process Designs, Inc. with net cash payments after cash acquired of $50.9 million. In 1993, a 49.5% limited partnership interest in the Camden waste-to-energy facility was sold to an institutional investor and Thermacote Welco was sold; aggregate proceeds amounted to $50.3 million.

         As of June 30, 1995, the Company had entered into an agreement to acquire the Ahlstrom Pyropower sector and memoranda of understanding for (i) the purchase for approximately $2.5 million of the assets of Zack Power and Industrial Company, a construction company in Gary, Indiana, the closing of which occurred in September 1995; and (ii) the purchase for approximately $16.0 million of the assets of TPA, Inc. a supplier of sulfur recovery equipment based in Dallas, Texas, the closing of which also occurred in September 1995. During the next few years, capital expenditures will continue to be directed primarily toward strengthening and supporting the Company's core businesses.

         Long-term debt, including current installments, and bank loans increased by $76.1 million, net of repayments of $64.7 million, during the three-year period. Payments in fiscal 1994 included $22 million for the first principal installment on the Company's 8.58% unsecured promissory private placement notes (the "Private Notes").

         In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment design or plant construction. Based on its knowledge of the facts and circumstances relating to the Company's liabilities, if any, and to its insurance coverage, management of the Company believes that the disposition of such suits will not result in charges against assets or earnings materially in excess of amounts previously provided in the accounts.

         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $235.8 million at December 30, 1994. During fiscal 1994, the Company paid $25.8 million in stockholder dividends and repaid debt totaling $30.5 million, including the $22.0 million principal repayment on the Private Notes. New borrowings amounted to $100.8 million resulting primarily from increased working capital needs and the Enserch acquisition.

         During fiscal 1994, cash flow from operating activities decreased by $161.0 million to ($14.3 million) from $146.7 million in fiscal 1993 which represented an increase of $5.0 million from $141.7 million in fiscal 1992. These reductions in cash flow from operating activities during a period of improving profitability resulted from an increase in the Company's working capital needs which vary from period to period depending on the mix, stage of completion, commercial terms and conditions of the Company's contracts.
Working capital needs have increased as a result of the Company satisfying requests from its Energy Equipment Group customers for more favorable payment terms under contracts. Such requests generally include reduced advance payments and more favorable payment schedules. Such terms required the Company to defer receipt of payments from its customers, which combined with the acquisition of Enserch had a negative impact on the Company's working capital in fiscal 1994. The Company's contracts in process and inventories increased by $87.2 million in fiscal 1994 to $198.8 million at year end 1994 from $111.6 million at year end 1993. Approximately $24.7 million of the increase in contracts in process and inventories in fiscal 1994 was attributable to a United States subsidiary of the Energy Equipment Group (principally with regard to projects in China) and approximately $27.4 million of such increase was attributable to Enserch. In addition, the Company's balance of accounts receivable increased by $54.5 million in fiscal 1994 to $497.0 million at fiscal year end 1994 from $442.5 million at fiscal year end 1993. The increase was due primarily to a $26.9 million increase attributable to the Energy Equipment Group (primarily the Chinese projects) and a $45.0 million increase related to the United States operations of the Engineering & Construction Group (a significant portion of which was due to the acquisition of Enserch). These increases were partially offset by reduced accounts receivable levels at the European affiliates of the Engineering and Construction Group.

         Management of the Company expects its customers' requests for more favorable payment terms under Energy Equipment Group contracts to continue as a result of the competitive market in which the Company operates. The Company's pricing of contracts recognizes additional costs associated with the use of working capital. The Company intends to satisfy the increased working capital needs through internal cash generation, borrowings under its Revolving Credit Facilities and third-party financings in the capital markets.

         On September 20, 1995, the Company established two revolving credit facilities with a syndicate of banks led by National Westminster Bank PLC and Mellon Bank, N.A. One facility is a short-term revolving credit facility of $200 million with a maturity of 364 days and the second is a $300 million revolving credit facility with a maturity of four years (collectively, the "Revolving Credit Facilities"). Borrowings under these facilities were incurred to (i) fund a portion of the Pyropower acquisition, (ii) refinance bank debt previously incurred to fund working capital and the acquisition of Enserch and (iii) make a scheduled principal payment on the Private Notes.

         On October 1, 1995, the Company made a $22.0 million principal payment on its Private Notes. The Company made such payment with proceeds from borrowings under the Revolving Credit Facilities. In September 1995, the holders of the Private Notes executed a waiver of certain financial covenants necessitated by the Pyropower acquisition, which waiver is effective until November 21, 1995. The Company has requested that the holders of the Private Notes amend the covenants of the Private Notes by October 18, 1995 to reflect substantially similar covenants as those contained in the Revolving Credit Facilities. If such amendment is not approved by 66-2/3% of the holders of the Private Notes, the Company intends to prepay the full principal amount of the Private Notes, plus a premium to be determined on the date of such prepayment based on interest rates as of that date. If the amendment is approved, the Company will be required to pay scheduled principal installments of $22.0 million on the Private Notes on October 1, 1996, 1997 and 1998. The Company expects to make such payments from internally generated cash, borrowings under its Revolving Credit Facilities and third-party financings in the capital markets.

         The Company has lease payments due under two long-term operating leases of $9.2 million in fiscal 1995, $9.1 million in fiscal 1996 and $87.6 million in fiscal 1997 and other rental payments under leases for office space. The primary reason for the increase in 1997 is the payment of the first lease payment for a 1,600-ton-per-day recycling and waste-to-energy plant located in Robbins, Illinois, which is scheduled to go into operation in 1997. The Company expects to make these lease payments from cash available from operations and borrowings under the Revolving Credit Facilities. Leasing arrangements for equipment, which are short-term in nature, are not expected to impact the Company's liquidity or capital resources.

         Management's strategy for managing risks associated with interest rate fluctuations is to enter into financial instrument transactions, such as interest rate swaps and forward rate agreements, to reduce such risks. Management's strategy for managing transaction risks associated with currency fluctuations is for each operating unit to enter into forward foreign exchange agreements to hedge its exposure on contracts into the operating unit's functional currency. The Company utilizes all such financial instruments solely for hedging. Corporate policy prohibits the speculative use of such instruments. As disclosed in Note 15 to the 1994 Financial Statements, the Company is exposed to credit loss in the event of nonperformance by the counterparties to such financial instruments. To minimize this risk, the Company enters into these financial instruments with financial institutions that are primarily rated A or better by Standard & Poor's or A2 or better by Moody's. Management believes that the geographical diversity of the Company's operations mitigates the effects of the currency translation exposure. No significant unhedged assets or liabilities are maintained outside the functional currency of the operating subsidiaries. Accordingly, translation exposure is not hedged.

         The Company and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States and Canada, in which plaintiffs claim damages for personal injury or property damage alleged to have arisen from the exposure to or use of asbestos. At December 30, 1994, there were approximately 51,700 suits pending. Approximately 26,400 new claims were filed in fiscal 1994 and approximately 18,000 were either settled or dismissed without payment in fiscal 1994. Any settlement costs not covered by the Company's insurance carriers were immaterial. The Company has agreements with insurance carriers covering a substantial portion of its potential costs relating to pending claims. During the three year period ended December 30, 1994, the Company tried, settled or summarily disposed of approximately 32,000 asbestos-related claims. Approximately $53 million was spent on asbestos litigation defense and case resolution during the three year period (1992 - $8.3 million; 1993 - $20.9 million; 1994 - $23.8 million). The Company estimates that, in respect of its asbestos litigation for the years 1992, 1993 and 1994, the asset recorded relating to probable insurance recoveries would have been approximately $46.5 million, $65 million and $77 million, respectively, and the liability accrued relating to probable losses would have been approximately $50 million, $68 million and $78 million, respectively. Management of the Company has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

         Management of the Company believes that cash on hand of $235.8 million and short-term investments of $118.6 million at December 30, 1994, combined with cash flow from operating activities, available credit under its Revolving Credit Facilities and access to third-party financings in the capital markets will be adequate to meet its working capital and liquidity needs for the foreseeable future.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FOSTER WHEELER CORPORATION


Dated: October 23, 1995                    By    /s/ David J. Roberts
                                              ------------------------------
                                           Name:   David J. Roberts
                                           Title:  Director, Vice Chairman and
                                                   Chief Financial Officer