Form 10-Q/A
period 1995-06-30
FOSTER WHEELER CORP
filed 1995-10-23
CIK 38321

                                  FORM 10-Q/A

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -----------------------------

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

             /  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 1-286-2


                           FOSTER WHEELER CORPORATION
        --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                               New York                                         13-1855904
                   ---------------------------------               ------------------------------------
                    (State or other jurisdiction of                          (I.R.S. Employer
                     incorporation or organization)                        Identification No.)


                Perryville Corporate Park, Clinton, N.J.                        08809-4000
               ------------------------------------------              ----------------------------
                (Address of principal executive offices)                        (Zip Code)


    Registrant's telephone number, including area code:    (908) 730-4000
                                                        -------------------

                                (Not Applicable)
      -------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

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

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995, was 35,857,427.

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.


Six months ended June 30, 1995 compared to six months ended July 1, 1994

          RESULTS OF OPERATIONS

          The Company's consolidated backlog at June 30, 1995 was $5,635.6 million, the highest in the history of the Company. This represented an increase of $1,371.4 million or 32% over the amount reported for the same period in 1994. The dollar amount of backlog is not necessarily indicative of the future earnings of the Company related to the performance of such work. Although backlog represents only business which is considered firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of the Company's control, such as changes in project schedules, the Company cannot predict with certainty the portion of backlog not to be performed. Backlog has been adjusted to reflect project cancellations, deferrals, and revised project scope and cost. The net reductions in backlog from project adjustments and cancellations for the six months ended June 30, 1995 was $129.9 million compared with $226.5 million for the six months ended July 1, 1994. Furthermore, the Company's future award prospects include several large scale international projects and, because the large size and uncertain timing can create variability in the Company's contract awards, future award trends are difficult to predict with certainty.

          The environmental activities of the E&C Group, which includes the former Enserch Environmental Corporation ("Enserch"), accounted for approximately 77% of the increase in backlog of the Company at June 30, 1995 as compared to July 1, 1994. The E&C Group had $930.8 million of backlog relating to environmental activities at June 30, 1995. The Energy Equipment Group recorded backlog of $1,254.8 million at June 30, 1995, a 23% increase from the backlog at July 1, 1994 due primarily to the orders taken by the Spanish subsidiary in the Energy Equipment Group.

          New orders awarded for the six months ended June 30, 1995 of $1,849.3 million were 20% higher than new orders awarded for the six months ended July 1, 1994 of $1,542.4 million. Approximately 50% of new orders in the six months ended June 30, 1995 were for projects awarded to the Company's subsidiaries located outside of the United States as compared to approximately 58% for the six months ended July 1, 1994. Key geographic regions contributing to new orders awarded for the six months ended June 30, 1995 were China, the Middle East and the United States.

          The principal reasons for the increase in new orders awarded for the six months ended June 30, 1995 as compared to the same period in 1994 was the significant amount of new orders awarded to the U.S. environmental subsidiary in the E&C Group of $443.1 million and the amount of new orders awarded to the Spanish subsidiary in the Energy Equipment Group of $157.7 million. The increase reported by these two entities was partially offset by a reduction in new orders awarded to the U.K. subsidiary in the E&C Group of $448.8 million and a U.S. subsidiary in the Energy Equipment Group of $156.5 million.

          Operating revenues increased in the six months ended June 30, 1995 by $273.8 million compared to the six months ended July 1, 1994, to $1,314.7 million from $1,040.9 million. The E&C Group was primarily responsible for the increase in operating revenues, accounting for approximately 90% of this increase, or $252.6 million. Of the increase in the E&C Group's operating revenues, $124.2 million was related to U.S. environmental operations, with the balance attributed to the activities of its European subsidiaries.

          Gross earnings from operations, which is equal to operating revenues minus the cost of operating revenues ("gross earnings") increased $26.3 million to $180.7 million from $154.4 million or 17% in the six months ended June 30, 1995 as compared to the six months ended July 1, 1994.

          Selling, general and administrative expenses increased 12% in the six months ended June 30, 1995 as compared to the same period in 1994, from $99.1 million to $110.9 million. General and administrative expenses increased by approximately $11.7 million in the six months ended June 30, 1995 principally as a result of the increased costs related to the acquisition of Enserch.

          Other income in the six months ended June 30, 1995 as compared to July 1, 1994 decreased to $15.1 million from $16.7 million. Approximately 76% of other income in the six months ended June 30, 1995 was interest income, amounting to $11.5 million.

          Other deductions in the six months ended June 30, 1995 increased $8.6 million and were primarily due to higher interest expense and increased amortization of costs in excess of net assets of subsidiaries acquired due to the Enserch acquisition.

          Net earnings increased by $4.7 million or 15% for the six months ended June 30, 1995 as compared to the same period in 1994, from $32.1 million to $36.8 million. The increase was primarily due to the increased earnings in the E&C Group's U.K. and Italian subsidiaries and the inclusion of its U.S. environmental subsidiary for the 1995 period, offset by a $3.2 million decrease in earnings of the U.S. subsidiary of the Energy Equipment Group serving the power generation segment.

          FINANCIAL CONDITION

          The Company's consolidated financial condition improved during the six months ended June 30, 1995 as compared to the six months ended July 1, 1994. Stockholders' equity for the six months ended June 30, 1995 increased $31.8 million.

          During the six months ended June 30, 1995, the Company's long-term investments in land, buildings and equipment were $21.0 million as compared to $18.0 million for the comparable period in 1994.

          As of June 30, 1995, the Company had entered into an agreement to acquire Pyropower and memoranda of understanding for (i) the purchase for approximately $2.5 million of the assets of Zack Power and Industrial Company, a construction company in Gary, Indiana, the closing of which occurred in September 1995; and (ii) the purchase for approximately $16.0 million of the assets of TPA, Inc., a supplier of sulfur recovery equipment based in Dallas, Texas, the closing of which also occurred in September 1995. During the next few years, capital expenditures will continue to be directed primarily toward strengthening and supporting the Company's core businesses.

          Long-term debt, including current installments, and bank loans increased by $49.0 million, net of repayments of $5.6 million at June 30, 1995 as compared to December 30, 1994.

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

          LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents totaled $199.7 million at June 30, 1995, a decrease of $36.1 million from fiscal year end 1994. During the first six months of fiscal 1995, the Company paid $13.6 million in stockholder dividends and repaid debt of $5.6 million. New borrowings totaled $54.6 million resulting primarily from increased working capital needs.

          During the first six months of fiscal 1995, cash flow used by operating activities amounted to $101.6 million. This was funded by changes in short-term investments and borrowings under long-term and short-term credit facilities. These reductions in cash flow from operating activities during a period of improving profitability resulted from an increase in the Company's working capital needs which vary from period to period depending on the mix, stage of completion and commercial terms and conditions of the Company's contracts. Working capital needs have increased as a result of the Company satisfying requests from its Energy Equipment Group customers for more favorable payment terms under contracts. Such requests generally include reduced advance payments and more favorable payment schedules. Such terms requiring the Company to defer receipt of payments from its customers had a negative impact on the Company's available working capital. The Company's contracts in process and inventories increased by $79.4 million during the first six months of fiscal 1995 to $278.2 million at June 30, 1995, from $198.8 million at year end 1994. In addition, the Company's balance of accounts receivable increased by $88.8 million during the first six months of fiscal 1995 to $585.8 million at June 30, 1995, from $497.0 million at fiscal year end 1994.

          Management of the Company expects its customers' requests for more favorable terms under Energy Equipment Group contracts to continue as a result of the competitive markets in which the Company operates, thereby maintaining the existing demands on its working capital. The Company intends to satisfy its continuing working capital needs by borrowing under its Revolving Credit Facilities, through internal cash generation and third-party financings in the capital markets. The Company's pricing of contracts recognizes costs associated with the use of working capital.

          On August 14, 1995, the Company filed a universal shelf registration statement with the Securities and Exchange Commission to cover the issuances, from time to time, of up to $500 million of debt and equity securities, including securities convertible into debt and equity securities. The senior unsecured debt and subordinated debt securities covered by the shelf registration statement were rated BBB and BBB-, respectively, by Standard and Poor's Corporation. The Company intends to access the capital markets to refinance borrowings under its Revolving Credit Facilities referred to below.

          On September 20, 1995, the Company established two revolving credit facilities with a syndicate of banks led by National Westminster Bank PLC and Mellon Bank, N.A. One facility is a short-term revolving credit facility of $200 million with a maturity of 364 days and the second is a $300 million revolving credit facility with a maturity of four years (collectively, the "Revolving Credit Facilities"). Borrowings under these facilities were incurred to fund a portion of the Pyropower acquisition, to refinance bank debt previously incurred to fund working capital and the acquisition of Enserch and to make a scheduled principal installment payment on the Company's 8.58% unsecured promissory private placement notes (the "Private Notes") as described below.

          On October 1, 1995, the Company made a $22.0 million principal payment on its Private Notes. The Company made such payment with proceeds from borrowings under the Revolving Credit Facilities. In September 1995, the holders of the Private Notes executed a waiver of certain financial covenants necessitated by the Pyropower acquisition which waiver is effective until November 21, 1995. The Company has requested that the holders of the Private Notes amend the covenants of the Private Notes by October 18, 1995 to reflect substantially similar covenants as those contained in the Revolving Credit Facilities. If such amendment is not approved by 66-2/3% of the holders of the Private Notes, the Company intends to prepay the full principal amount of the Private Notes, plus a premium to be determined on the date of such prepayment based on interest rates as of that date. If the amendment is approved, the Company will be required to pay scheduled principal installments of $22.0 million on the Private Notes on October 1, 1996, 1997 and 1998. The Company expects to make such payments from internally generated cash, borrowings under its Revolving Credit Facilities and third-party financings in the capital markets.

          The Company has lease payments due under two long-term operating leases aggregating $9.2 million in fiscal 1995, $9.1 million in fiscal 1996 and $87.6 million in fiscal 1997 and other rental payments under leases for office space. The primary reason for the increase in 1997 is the payment of the first lease payment for a 1,600-ton-per-day recycling and waste-to-energy plant located in Robbins, Illinois, which is scheduled to go into operation in 1997. The Company expects to make these lease payments from cash available from operations and borrowings under its Revolving Credit Facilities. Leasing arrangements for equipment, which are short-term in nature, are not expected to impact the Company's liquidity or capital resources.

          The Company and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States and Canada, in which plaintiffs claim damages for personal injury or property damage alleged to have arisen from the exposure to or use of asbestos. At June 30, 1995, there were approximately 63,000 suits pending. Approximately 17,300 new claims were filed in the six month period ended June 30, 1995 and approximately 6,000 were either settled or dismissed without payment. Any settlement costs not covered by the Company's insurance carriers were immaterial. The Company has agreements with insurance carriers covering a substantial portion of its potential costs relating to pending claims. The management of the Company has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

          Management of the Company believes that cash on hand of $199.7 million and short-term investments of $96.2 million at June 30, 1995, combined with cash flow from operating activities, amounts available under its Revolving Credit Facilities and access to third-party financings in the capital markets will be adequate to meet its working capital and liquidity needs for the foreseeable future.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       FOSTER WHEELER CORPORATION
                                       (Registrant)




Dated: October 23, 1995                  /s/  David J. Roberts
                                       -------------------------------------
                                       Name:  David J. Roberts
                                       Title:  Vice Chairman and
                                         Chief Financial Officer