Form 10-Q
period 1995-09-29
FOSTER WHEELER CORP
filed 1995-11-13
CIK 38321

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            _______________________


         /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 29, 1995

                                       OR

         / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.


               For the transition period from         to
                                              -------    -------

                         Commission File Number 1-286-2


                           FOSTER WHEELER CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               New York                                         13-1855904
    -------------------------------                         -------------------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)


Perryville Corporate Park, Clinton, N. J.                        08809-4000
-----------------------------------------                   -------------------
(Address of principal executive offices)                         (Zip Code)


     Registrant's telephone number, including area code:    (908) 730-4000
                                                        ----------------------

                                (Not Applicable)
              ---------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes /X/  No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 29, 1995 was 35,867,677 shares.

                           FOSTER WHEELER CORPORATION


                                     INDEX

                                                                                        Page No.
                                                                                        --------
Part I    Financial Information:

          Item 1 - Financial Statements:

                  Condensed Consolidated Balance Sheet at
                     September 29, 1995 and December 30, 1994                             2

                  Condensed Consolidated Statement of Earnings
                     Three and Nine Months Ended September 29, 1995
                     and September 30, 1994                                               3

                  Condensed Consolidated Statement of Cash Flows
                     Nine Months Ended September 29, 1995 and
                     September 30, 1994                                                   4

                  Notes to Condensed Consolidated Financial
                     Statements                                                           5 - 8


          Item 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                        9 - 13

Part II   Other Information:

              Item 6 - Exhibits and Reports on Form 8-K                                   14

                         PART I. FINANCIAL INFORMATION

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 1. - FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (IN THOUSANDS OF DOLLARS)

                                                                       September 29,
                                                                           1995               December 30,
ASSETS                                                                  (Unaudited)               1994
------                                                                 -------------          ------------
Current Assets:
    Cash and cash equivalents                                            $  432,063              $  235,801
    Short-term investments                                                   87,805                 118,561
    Accounts and notes receivable                                           600,124                 496,981
    Contracts in process                                                    271,983                 171,144
    Inventories                                                              36,116                  27,634
    Prepaid and refundable income taxes                                      42,491                  47,543
    Prepaid expenses                                                         15,078                  15,045
                                                                         ----------              ----------
        Total Current Assets                                              1,485,660               1,112,709
Notes and accounts receivable - long-term                                    61,159                  51,658
Investments and advances                                                     63,860                  42,665
Land, buildings and equipment - at cost less
    accumulated depreciation: 1995 - $282,256;
    1994 - $249,590                                                         566,874                 566,156
Cost in excess of net assets of subsidiaries acquired                        80,590                  68,629
Deferred charges, prepaid pension cost and other                            296,121                 215,616
Deferred income taxes                                                         2,186                   5,901
                                                                         ----------              ----------
        Total Assets                                                     $2,556,450              $2,063,334
                                                                         ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current installments on long-term debt                               $   34,144              $   32,565
    Bank loans                                                              219,831                  77,350
    Accounts payable and accrued expenses                                   354,751                 351,209
    Estimated cost to complete long-term contracts                          353,593                 294,881
    Advance payments by customers                                            98,923                 104,239
    Income taxes                                                             28,138                  30,335
                                                                         ----------              ----------
        Total Current Liabilities                                         1,089,380                 890,579
Long-term debt, less current installments                                   642,133                 466,637
Other long-term liabilities, deferred credits,
    postretirement benefits other than pensions
    and minority interest in subsidiary companies                           302,324                 229,973
Deferred income taxes                                                        24,877                  19,651
                                                                         ----------              ----------
        Total Liabilities                                                 2,058,714               1,606,840
                                                                         ----------              ----------
Stockholders' Equity:
    Common stock                                                             35,878                  35,833
    Paid-in capital                                                          39,076                  38,266
    Retained earnings                                                       454,240                 420,861
    Accumulated translation adjustment                                      (31,163)               (37,915)
                                                                         ----------              ----------
                                                                            498,031                 457,045
    Less cost of treasury stock                                                 295                     551
                                                                         ----------              ----------
        Total Stockholders' Equity                                          497,736                 456,494
                                                                         ----------              ----------
        Total Liabilities and Stockholders' Equity                       $2,556,450              $2,063,334
                                                                         ==========              ==========

See notes to financial statements.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                      Three Months Ended                  Nine Months Ended
                                                 ----------------------------        ----------------------------

                                                 September 29,   September 30,       September 29,    September30,
                                                     1995             1994                1995             1994
                                                     ----             ----                ----             ----
Revenues:
 Operating revenues                               $   779,938     $   533,599       $ 2,094,664     $ 1,574,491
 Other income                                           7,676           8,985            22,825          25,693
                                                  -----------     -----------       -----------     -----------

Total revenues                                        787,614         542,584         2,117,489       1,600,184
                                                  -----------     -----------       -----------     -----------

Cost and expenses:
 Cost of operating revenues                           683,068         458,566         1,817,124       1,345,092
 Selling, general and administrative expenses          58,750          47,023           169,659         146,165
 Other deductions                                      13,834          11,651            40,883          30,096
 Minority interest                                      1,134           1,097             2,938           3,154
                                                  -----------     -----------       -----------     -----------

Total costs and expenses                              756,786         518,337         2,030,604       1,524,507
                                                  -----------     -----------       -----------     -----------

Earnings before income taxes                           30,828          24,247            86,885          75,677
                                                  -----------     -----------       -----------     -----------
Provision for income taxes:
 Federal and foreign                                   11,789           8,040            28,831          25,202
 State                                                  1,829           1,523             4,074           3,729
                                                  -----------     -----------       -----------     -----------

                                                       13,618           9,563            32,905          28,931
                                                  -----------     -----------       -----------     -----------

Net earnings                                      $    17,210     $    14,684       $    53,980     $    46,746
                                                  ===========     ===========       ===========     ===========

Weighted average number of common
 shares outstanding                                35,865,814      35,807,325        35,843,712      35,779,377
                                                  ===========     ===========       ===========     ===========

Earnings per share                                $       .48     $       .41       $      1.51     $      1.31
                                                  ===========     ===========       ===========     ===========

Cash dividends paid per common share              $      .195     $      .185       $      .575     $      .535
                                                  ===========     ===========       ===========     ===========

See notes to financial statements.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                                 Nine Months Ended
                                                                     ----------------------------------------
                                                                     September 29, 1995    September 30, 1994
                                                                     ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                          $  53,980              $ 46,746
  Adjustments to reconcile net earnings
    to cash flows from operating activities:
      Depreciation and amortization                                        37,804                32,000
      Noncurrent deferred tax                                               8,646                15,576
      Other                                                                (4,303)               (2,190)
      Changes in assets and liabilities, net of acquisitions:
          Receivables                                                     (98,513)                3,093
          Contracts in process and inventories                           (107,117)              (53,370)
          Accounts payable and accrued expenses                            (1,685)              (28,605)
          Estimated cost to complete long-term contracts                   55,802               (28,584)
          Advance payments by customers                                    (7,314)               33,948
          Income taxes                                                      2,662               (10,294)
          Other assets and liabilities                                     (7,529)              (15,459)
                                                                        ---------              --------

   NET CASH USED BY OPERATING ACTIVITIES                                  (67,567)               (7,139)
                                                                        ---------              --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                  (35,069)              (28,662)
    Proceeds from sale of property plant and equipment                        740                 5,741
    Changes in short-term investments                                      30,792                 3,048
    Purchase of businesses (net of cash acquired)                         (15,503)               (4,188)
    Changes in investments and advances                                   (18,348)               (6,547)
    Partnership distributions                                              (4,883)               (3,053)
                                                                        ---------              --------

    NET CASH USED BY INVESTING ACTIVITIES                                 (42,271)              (33,661)
                                                                        ---------              --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends to stockholders                                             (20,601)              (19,132)
    Proceeds from exercise of stock options                                   618                 2,338
    Proceeds from long-term debt                                          208,300                 5,893
    Repayment of long-term debt                                           (31,401)              (30,842)
    Changes in short-term debt                                            140,658                47,457
                                                                        ---------              --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                             297,574                 5,714
                                                                        ---------              --------

 Effect of exchange rate changes on cash and
   cash equivalents                                                         8,526                20,183
                                                                        ---------              --------

 (INCREASE)/DECREASE IN CASH AND CASH EQUIVALENTS                         196,262               (14,903)
 Cash and cash equivalents at beginning of year                           235,801               249,514
                                                                        ---------              --------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 432,063              $234,611
                                                                        =========              ========

 Cash paid during period:
  -Interest (net of amount capitalized)                                 $  27,456              $ 20,884
  -Income taxes                                                         $  12,053              $ 12,590


 See notes to financial statements.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


1. The condensed consolidated balance sheet as of September 29, 1995, and the related condensed consolidated statements of earnings for the three and nine month periods and cash flows for the nine month periods ended September 29, 1995 and September 30, 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

    The financial statements and notes are presented in accordance with Form 10-Q and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1994 filed with the Securities and Exchange Commission March 24, 1995, as amended on Form 10-K/A filed with the Commission on October 23, 1995, which should be read in conjunction with this report.


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

    In addition, the Company and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States and Canada, in which plaintiffs claim damages for personal injury or property damage alleged to arise from exposure to or use of asbestos. At September 29, 1995, there were approximately 62,000 suits pending. Approximately 21,000 new claims were filed in the nine month period ended September 29, 1995 and approximately 11,000 were either settled or dismissed without payment. Any settlement costs not covered by the Company's insurance carriers were immaterial. The Company has agreements with insurance carriers covering a substantial portion of its potential costs relating to pending claims. The management of the Company has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that the insurance will continue to adequately fund claims and defense costs relating to asbestos litigation.

    The Company accrues as a liability any "probable" losses relating to litigation and records as an asset related "probable" insurance recoveries. Joint and several liability has not had a material impact on the Company's ability to defend or to fund the Company's exposure in lawsuits, and therefore has not been factored in the Company's assessment of such exposure.

    Based on its knowledge of relevant facts and circumstances, on its determination of the availability and extent of insurance coverage, and on the advice of the Company's special counsel, the management of the Company is of the opinion that the ultimate disposition of pending and future asbestos-related lawsuits will not result in material charges against assets or earnings.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                  (Continued)


3. On September 20, 1995, the Company established two revolving credit facilities with a syndicate of banks. One facility is a short-term revolving credit facility of $200 million with a maturity of 364 days and the second is a $300 million revolving credit facility with a maturity of four years (collectively, the "Revolving Credit Facilities"). The Revolving Credit Facilities contain two financial covenants. The first covenant is that the Consolidated Fixed Charges Coverage Ratio (as defined in the Revolving Credit Facilities) shall be greater than 2.5:1 for each period of four consecutive fiscal quarters. The Consolidated Fixed Charges Coverage Ratio for the period ending September 29, 1995 was 3.5:1. The Revolving Credit Facilities also require that the Consolidated Leverage Ratio, as defined therein, not exceed 0.6:1. As of September 29, 1995, the
    ratio was   0.54:1.


4. A total of 2,540,223 shares were reserved for issuance under the stock option plans; of this total 1,548,878 were not under option.


5. Foster Wheeler Corporation had a backlog of firm orders as of September 29, 1995 of $5,849,649 as compared to a backlog as of September 30, 1994 of $4,471,469.


6. Earnings per share data have been computed on the weighted average number of shares of common stock outstanding. Outstanding stock options have been disregarded because their effect on earnings per share would not be significant.


7.  Interest income and cost for the following periods are:

                             Three Months Ended                      Nine Months Ended
                        -----------------------------         ------------------------------
                       September 29,   September 30,          September 29,    September 30,
                       -------------   -------------          -------------    -------------
                           1995             1994                  1995             1994
                           ----             ----                  ----             ----
Interest income         $ 5,781           $6,509                   $17,316           $18,613
                        =======           ======                   =======           =======


Interest cost           $11,745           $8,456                   $34,176           $25,519
                        =======           ======                   =======           =======




Included in interest cost is interest capitalized on self-constructed assets, which is insignificant for all periods noted.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                  (Continued)


8. Subsequent Events: Effective as of September 30, 1995, Foster Wheeler Corporation completed the acquisition of the power generation business of A. Ahlstrom Corporation, a privately held Finnish corporation ("Pyropower"), for a cash purchase price of approximately $200 million. The acquisition will be accounted for as a purchase. The acquisition consisted of the purchase of stock in the United States, Europe, Scandinavia, and Asia and assets in Finland and the United States. The final price is subject to post closing adjustments based on Pyropower's financial performance in 1995. In connection with the acquisition of Pyropower, the Company will record a one-time charge against earnings in the fourth quarter of 1995 of approximately $46 million before taxes ($43 million after taxes). The Company's consolidated statement of earnings will include the revenues and expenses of Pyropower from the date of the acquisition. The following pro forma combined results were developed assuming Pyropower had been acquired on January 1, 1994.

                                                     (In thousands of
                                                    dollars, except per
                                                      share amounts)

                                       Pro forma                          Pro forma
                                  Nine months ended                      Year Ended
                                  September 29, 1995                  December 30, 1994

     Revenues                         $2,367,161                        $2,499,104

     Net Earnings                     $   39,709                        $   56,290
     Net earnings per share           $     1.11                        $     1.57


     The pro forma revenues and earnings information are not necessarily indicative of the combined results that would have been achieved had the acquisition taken place on January 1, 1994, nor are they considered indicative of the results that may occur in the future.

     On August 14, 1995, the Company filed a universal shelf registration statement with the Securities and Exchange Commission to cover the issuances, from time to time, of $500 million of debt and equity securities, including securities convertible into debt and equity securities. On October 31, 1995, the Securities and Exchange Commission declared the registration statement effective. On November 1, 1995, the Company issued a press release announcing that it had public offerings of
     4.2 million shares of its common stock, par value $1.00 per share, and an aggregate of $200 million of its notes due in 2005. The Company intends to use the proceeds of the offerings to repay a portion of borrowings under the Revolving Credit Facilities incurred to fund a portion of the acquisition of Pyropower, to refinance bank debt previously incurred to fund working capital and the acquisition of Enserch Environmental Corporation and to make a scheduled principal installment payment on the Company's 8.58% uncollaterized promissory private placement notes.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                  (Continued)

9. Changes in stockholders' equity for the nine months ended September 29, 1995 were as follows:


                                     COMMON STOCK                                 ACCUMULATED     TREASURY STOCK          TOTAL
                                 ---------------------     PAID-IN    RETAINED    TRANSLATION   -----------------     STOCKHOLDERS'
                                 SHARES         AMOUNT     CAPITAL    EARNINGS    ADJUSTMENT    SHARES     AMOUNT        EQUITY
                                 ------         ------     -------    --------    ----------    ------     ------        ------
Balance December 30, 1994      35,832,664      $35,833    $38,266    $420,861    $(37,915)      20,129    $(551)      $456,494

Net earnings                                                            53,980                                          53,980

Dividends paid - common                                                (20,601)                                        (20,601)

Sold under stock options           45,817           45        573                                                         618

Tax benefits related to
 incentive plan and
  stock options                                               191                                                         191

Treasury stock issued under
 incentive plans                                               46                               (9,325)     256           302

Current period translation
   adjustment
                                                                                    6,752                               6,752
                               ----------      -------    -------    --------    --------       ------    -----      --------

Balance September 29, 1995     35,878,481      $35,878    $39,076    $454,240    $(31,163)      10,804    $(295)     $497,736
                               ==========      =======    =======    ========    ========       ======    =====      ========


                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)


The following is Management's Discussion and Analysis of certain significant factors that have affected the financial condition and results of operations of the Company for the periods indicated below. This discussion and analysis should be read in conjunction with the 1994 Annual Report on Form 10-K and Form 10-K/A filed March 24, 1995 and October 23, 1995, respectively.

    RESULTS OF OPERATIONS

    Nine months ended September 29,1995 compared to nine months ended September 30, 1994

    The Company's consolidated backlog at September 29, 1995 totaled $5,849.6 million, the highest in the history of the Company. This represented an increase of $1,378.2 million or 31% over the amount reported for the same period in 1994. The dollar amount of backlog is not necessarily indicative of the future earnings of the Company related to the performance of such work. Although backlog represents only business which is considered firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to factors outside the Company's control, such as changes in project schedules, the Company cannot predict with certainty the portion of backlog not to be performed. Backlog has been adjusted to reflect project cancellations, deferrals, and revised project scope and cost. The net reduction in backlog from project adjustments and cancellations for the nine months ended September 29, 1995 was $222.8 million, compared with $307 million for the nine months ended September 30, 1994. Furthermore, the Company's future award prospects include several large scale international projects and, because the large size and uncertain timing can create variability in the Company's contract awards, future award trends are difficult to predict with certainty.

    The environmental activities of the E & C Group, which include the former Enserch Environmental Corporation ("Enserch"), accounted for approximately 70% of the increase in backlog of the Company at September 29, 1995 as compared to September 30, 1994. The E&C Group had $900.1 million of backlog relating to environmental activities at September 29, 1995. The Energy Equipment Group had backlog of $1,212 million at September 29, 1995, a 20% increase from backlog at September 30, 1994 due primarily to the orders taken by the Spanish subsidiary in the Energy Equipment Group.

    New orders awarded for the nine months ended September 29, 1995 of $2,963.1 million were 28% higher than new orders awarded for the nine months ended September 30, 1994 of $2,313.9 million. Approximately 60% of new orders in the nine months ended September 29, 1995 were for projects awarded to the Company's subsidiaries located outside the United States. Key geographic regions contributing to new orders awarded for the nine months ended September 29, 1995 were China, the Middle East, Europe and the United States.

    The principal reasons for the increase in new orders awarded for the nine months ended September 29, 1995 as compared to the same period in 1994 were the significant amount of new orders awarded to the U.S. environmental subsidiary of $484.7 million and the Spanish subsidiary of $190 million in the E & C Group, as well as orders awarded to the Spanish subsidiary in the Energy Equipment Group of $215.5 million. These increases reported by the three entities were partially offset by a reduction in new orders awarded to the U.K. subsidiary in the E&C Group of $287.6 million and the U.S. subsidiary in the Energy Equipment Group of $226.1 million.

    Operating revenues increased in the nine months ended September 29, 1995 by $520.2 million compared to the nine months ended September 30, 1994 to $2,094.7 million from $1,574.5 million. The E&C Group was primarily responsible for the increase in operating revenues, accounting for approximately 90% of this increase, or $456.9 million. Of the increase in the E&C Group's operating revenues, $189.1 million was related to U.S. environmental operations, with the balance attributed to the activities of its European subsidiaries.

    Gross earnings increased $48.1 million to $277.5 million from $229.4 million or 21% in the nine months ended September 29, 1995 as compared with the nine months ended September 30, 1994. The environmental subsidiary accounted for approximately 70% of the increase.

    Selling, general and administrative expenses increased 16% in the nine months ended September 29, 1995 as compared with the same period in 1994, from $146.2 million to $169.7 million, principally because of the inclusion of the U.S. environmental subsidiary in 1995.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)


     Other income in the nine months ended September 29, 1995 as compared with September 30, 1994 decreased to $22.8 million from $25.7 million. Approximately 76% of other income in the nine months ended September 29, 1995 was interest income, amounting to $17.3 million.

     Other deductions in the nine months ended September 29, 1995 increased $10.8 million primarily due to higher interest expense and the increase in amortization of costs in excess of net assets of subsidiaries acquired due to the Enserch acquisition.

     Net earnings increased by $7.3 million or 15% for the nine months ended September 29, 1995 as compared to the same period in 1994, from $46.7 million to $54 million. The increase was primarily due to the increased earnings in the E&C Group's U.K. and Italian subsidiaries and the inclusion of its U.S. environmental subsidiary for the 1995 period, offset by a $2.7 million decrease in earnings of the U.S. subsidiary of the Energy Equipment Group serving the power generation segment.

     Three months ended September 29, 1995 compared to three months ended September 30, 1994

     New orders awarded for the three months ended September 29, 1995 of $1,113.8 million were 44% higher than new orders awarded for the three months ended September 30, 1994 of $771.5 million. Approximately 85% of new orders in the three months ended September 29, 1995 were for projects awarded to the Company's subsidiaries located outside the United States.

     The principal reasons for the increase in new orders awarded for the three months ended September 29, 1995 as compared to the same period in 1994 were the significant amount of new orders awarded to the U.K. subsidiary of $161.2 million and the Spanish subsidiary of $140 million in the E & C Group, as well as orders awarded to the Spanish subsidiary in the Energy Equipment Group of $49.5 million.

     Operating revenues increased in the three months ended September 29, 1995 by $246.3 million compared to the three months ended September 30, 1994 to $779.9 million from $533.6 million. The E&C Group was primarily responsible for the increase in operating revenues, accounting for 80% of this increase, or $204.3 million. Of the increase in the E&C Group's operating revenues, $64.9 million was related to U.S. environmental operations, with the balance attributed to the activities of its European subsidiaries.

     Gross earnings increased $21.9 million to $96.9 million from $75.0 million or 29% in the three months ended September 29, 1995 as compared with the three months ended September 30, 1994. The environmental subsidiary accounted for approximately 40% of the increase.

     Selling, general and administrative expenses increased 25% in the three months ended September 29, 1995 as compared with the same period in 1994, from $47.0 million to $58.8 million. Approximately 50% of the increase was due to the inclusion of the U.S. environmental subsidiary in 1995.

     Net earnings increased by $2.5 million or 17% for the three months ended September 29, 1995 as compared to the same period in 1994, from $14.7 million to $17.2 million. The increase was primarily due to the increased earnings in the E&C Group's U.K. subsidiary and the inclusion of its U.S. environmental subsidiary for the 1995 period, offset by a $2.5 million decrease in earnings of the Spanish subsidiary of the Energy Equipment Group serving the power generation segment.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

FINANCIAL CONDITION

     The Company's consolidated financial condition improved during the nine months ended September 29, 1995 as compared to December 30, 1994. Stockholders' equity for the nine months ended September 29, 1995 increased $41.2 million.

     During the nine months ended September 29, 1995, the Company's long-term investments in land, buildings and equipment were $35.1 million as compared with $28.7 million for the comparable period in 1994. During the next few years, capital expenditures will continue to be directed primarily toward strengthening and supporting the Company's core businesses.

     As of the fiscal quarter end, the Company had entered into an agreement to acquire Pyropower and the closing was effective as of September 30, 1995. During September, the Company finalized (i) the purchase for approximately $2.5 million of the assets of Zack Power and Industrial Company, a construction company in Gary, Indiana; and (ii) the purchase for approximately $16.0 million of the assets of TPA, Inc., a supplier of sulfur recovery equipment based in Dallas, Texas.

     Since year end long-term debt, including current installments, and bank loans increased by $317.6 million, net of repayments of $31.4 million, primarily due to borrowings to fund the Pyropower acquisition on September 30, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $432.1 million at September 29, 1995, an increase of $196.3 million from fiscal year end 1994. During the first nine months of fiscal 1995, the Company paid $20.6 million in dividends to stockholders and repaid debt of $31.4 million. New borrowings totaled $349 million and resulted primarily from requirements to fund the Pyropower acquisition on September 30, 1995 and an increase in working capital needs.

     During the first nine months of fiscal 1995, cash flow used by operating activities amounted to $67.6 million. This was funded by changes in short-term investments and borrowings under long-term and short-term credit facilities. This use of cash from operating activities during a period of improving profitability resulted from an increase in the Company's working capital needs which vary

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)


     from period to period depending on the mix, stages of completion and commercial terms and conditions of the Company's contracts. Working capital needs have increased as a result of the Company satisfying its customers' requests for more favorable payment terms under contracts. Such requests generally include reduced advance payments and more favorable payment schedules. Such terms, requiring the Company to defer receipt of payments from its customers, had a negative impact on the Company's available working capital. The Company's contracts in process and inventories increased by $109.3 million during the first nine months of fiscal 1995 to $308.1 million at September 29, 1995, from $198.8 million at year end 1994. In addition, the Company's balance of accounts and notes receivable increased by $103.1 million during the first nine months of fiscal 1995 to $600.1 million at September 29, 1995, from $497.0 million at fiscal year end 1994.

     The management of the Company expects its customers' requests for more favorable payment terms under Energy Equipment contracts to continue as a result of the competitive markets in which the Company operates. The Company intends to satisfy its continuing working capital needs by borrowing under its Revolving Credit Facilities, through internal cash generation and third-party financings in the capital markets. The Company's pricing of contracts recognizes costs associated with the use of working capital.

     On August 14, 1995, the Company filed a universal shelf registration statement with the Securities and Exchange Commission to cover the issuances, from time to time, of up to $500 million of debt and equity securities, including securities convertible into debt and equity securities. The senior uncollaterized debt securities and subordinated debt securities covered by the shelf registration statement have been prospectively rated BBB by Standard and Poor's and Baa2 by Moody's Investors Service. The uncollaterized subordinated debt covered by the shelf registration statement has been prospectively rated BBB- by Standard and Poor's and Ba1 by Moody's Investors Service. On October 31, 1995, the Securities and Exchange Commission declared the registration statement effective. On November 1, 1995, the Company issued a press release announcing that it had commenced public offerings of 4.2 million shares of its common stock, par value $1.00 per share, and an aggregate of $200 million of its notes due in 2005. The Company intends to use the proceeds of the offering to repay a portion of its borrowings under the Revolving Credit Facilities referred to below.

     On September 20, 1995, the Company established two revolving credit facilities with a syndicate of banks led by National Westminster Bank PLC and Mellon Bank, N.A. One facility is a short-term revolving credit facility of $200 million with a maturity of 364 days and the second is a $300 million revolving credit facility with a maturity of four years (collectively, the "Revolving Credit Facilities"). Borrowings under these facilities were incurred to fund a portion of the Pyropower acquisition, to refinance bank debt previously incurred to fund working capital and the acquisition of Enserch and to make a scheduled principal installment payment on the Company's 8.58% uncollaterized promissory private placement notes (the "Private Notes") as described below.

     In September 1995, the holders of the Private Notes executed a waiver of certain financial covenants necessitated by the Pyropower acquisition which waiver is effective until November 21, 1995. The Company has requested and the holders of the Private Notes have agreed to amend the

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)


     covenants of the Private Notes to reflect substantially similar covenants as those contained in the Revolving Credit Facilities.

     The Company has lease payments due under two long-term operating leases aggregating $9.2 million in fiscal 1995, $9.1 million in fiscal 1996 and $87.6 million in fiscal 1997 and other rental payments under leases for office space. The primary reason for the increase in 1997 is the payment of the first lease payment for a 1,600-ton-per-day recycling and waste-to-energy plant located in Robbins, Illinois, which is scheduled to go into operation in 1997. The Company expects to make these lease payments from cash available from operations and borrowings under its Revolving Credit Facilities. Leasing arrangements for equipment, which are short-term in nature, are not expected to significantly impact the Company's liquidity or capital resources.

     The Company and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States and Canada, in which plaintiffs claim damages for personal injury or property damage alleged to have arisen from the exposure to or use of asbestos. At September 29, 1995, there were approximately 62,000 suits pending. Approximately 21,000 new claims were filed in the nine-month period ended September 29, 1995 and approximately 11,000 were either settled or dismissed without payment. Any settlement costs not covered by the Company's insurance carriers were immaterial. The Company has agreements with insurance carriers covering a substantial portion of its potential costs relating to pending claims. The management of the Company has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

     Management of the Company believes that cash and cash equivalents of $432.1 million and short-term investments of $87.8 million at September 29, 1995, combined with cash flow from operating activities, amounts available under its Revolving Credit Facilities and access to third-party financings in the capital markets will be adequate to fund the acquisition of Pyropower and to meet its working capital and liquidity needs for the foreseeable future.

     During October 1995 the Financial Accounting Standards Board issued SFAS No. 123 - Accounting for Stock-Based Compensation. This Statement establishes financial account and reporting standards for stock-based employee compensation plans. The accounting and disclosure requirements of this Statement are effective for fiscal years that begin after December 15, 1995, although they may be adopted early. The Company has not finalized its review of the effects of this Statement, and has not yet decided whether it will elect complete adoption of the Statement or whether it will adopt only the disclosure requirements of the Statement, as permitted. The Company will adopt this Statement in fiscal year 1996.

                          PART II.  OTHER INFORMATION

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

    Exhibit
    Number        Exhibit
    -------       -------
    10-1          Revolving Credit Agreement among the Company and the Lenders
                  Signatory thereto, dated September 20, 1995

    10-2 Short-term Revolving Credit Agreement among the Company and the Lenders Signatory thereto, dated September 20, 1995

    12-1          Statement of Computation of Consolidated Ratio of Earnings to
                  Fixed Charges and Combined Fixed Charges and Preferred Share
                  Dividend Requirements

    27            Financial Data Schedule (As filed as part of this report)


    b)  Reports on Form 8-K

      1) Amendment of Rights Agreement, dated September 22, 1987, between the Company and Mellon Bank, N.A. as successor Rights Agent, filed September 25, 1995.
      2) Acquisition of Pyropower, filed October 12, 1995, as amended on Form 8-K/A, filed October 31, 1995.
      3) Earnings release for the third quarter ended September 29, 1995, filed November 1, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FOSTER WHEELER CORPORATION
                                        (Registrant)


Date:  November 13, 1995                /S/ Thomas R. O'Brien
                                        ------------------------
                                        Thomas R. O'Brien
                                        (Vice President and
                                        General Counsel)


Date:  November 13, 1995                /S/ Jack E. Deones
                                        ------------------------
                                        Jack E. Deones
                                        (Vice President and
                                        Secretary)

                                EXHIBIT INDEX


    10-1 Revolving Credit Agreement among the Company and the Lenders Signatory thereto, dated September 20, 1995

    10-2 Short-term Revolving Credit Agreement among the Company and the Lenders Signatory thereto, dated September 20, 1995

    12-1 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share Dividend Requirements

    27            Financial Data Schedule (As filed as part of this report)