Form 10-K
period 1995-12-29
FOSTER WHEELER CORP
filed 1996-03-19
CIK 38321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                ----------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 29, 1995

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 15, 1996, 40,500,686 shares of the Registrant's Common Stock, excluding stock held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by nonaffiliates of the Registrant on such date was approximately $1,857,968,970 (based on the last price on that date of $45.875 per share).

    List hereunder the following documents if incorporated by reference, and the Part of the Form 10-K into which the document is incorporated:

                       DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents if incorporated by reference, and the Part of the Form 10-K into which the document is incorporated:
    (1) Portions of the Registrant's Proxy Statement dated March 22, 1996 filed with the Commission are incorporated by reference in Part III of this report.
    (2) The Financial Section of the Annual Report to Stockholders (pages 21-43) for the fiscal year ended December 29, 1995, is incorporated by reference in Part I and Part II of this report.

                           FOSTER WHEELER CORPORATION

                          1995 Form 10-K Annual Report

                                Table of Contents

                                                                                      Page
                                                                                      ----
                                  Part I

Item      1.     Business                                                             3 - 7
          2.     Properties                                                           8 - 12
          3.     Legal Proceedings                                                   12
          4.     Submission of Matters to a Vote of Security Holders                 13
                 Executive Officers of the Registrant                                13

                                  Part II

          5.     Market for the Registrant's Common Equity and Related
                 Stockholder Matters                                                 14
          6.     Selected Financial Data                                             14
          7.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                       15
          8.     Financial Statements and Supplementary Data                         15
          9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                                 15

                                  Part III

         10.     Directors and Executive Officers of the Registrant                  16
         11.     Executive Compensation                                              16
         12.     Security Ownership of Certain Beneficial Owners and
                 Management                                                          16
         13.     Certain Relationships and Related Transactions                      16

                                  Part IV

         14.     Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K                                             17 - 26

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS:

Foster Wheeler Corporation was incorporated under the laws of the State of New York in 1900. Executive offices of Foster Wheeler Corporation are at Perryville Corporate Park, Clinton, New Jersey, 08809-4000 (Telephone (908) 730-4000). Except as the context otherwise requires, the terms "Foster Wheeler" or the "Corporation" as used herein includes Foster Wheeler Corporation and its subsidiaries.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:

Incorporated by reference to Note 19 on page 43 in the Notes to Financial Statements in Foster Wheeler's Annual Report to Stockholders for the year ended December 29, 1995.

NARRATIVE DESCRIPTION OF BUSINESS:

The business of the Corporation and its subsidiaries falls within three business groups. The ENGINEERING AND CONSTRUCTION GROUP designs, engineers and constructs petroleum, chemical, petrochemical and alternative-fuels facilities and related infrastructure, including power generation and distribution facilities, production terminals, pollution control equipment and water treatment facilities and process plants for the production of fine chemicals, pharmaceuticals, dyestuffs, fragrances, flavors, food additives and vitamins. Also, the E&C Group provides a broad range of environmental remediation services, together with related technical, design and regulatory services. The ENERGY EQUIPMENT GROUP designs, manufactures and erects steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and other municipal solid waste, waste wood and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOx burners. Site services related to these products encompass plant erection, maintenance engineering, plant upgrading and life extension, and plant repowering. In addition, this Group provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. The Energy Equipment Group also provides proprietary solutions and systems for many separation applications and manufacturers highly-engineered chemical separation equipment for the petroleum refining, petrochemical, chemical and gas processing industries. The POWER SYSTEMS GROUP designs, engineers, manufactures and constructs to build, own or lease, and operate cogeneration, independent power production and resource recovery facilities and facilities for the process and petrochemical industries. This Group generates revenues from construction and operating activities pursuant to long-term off-take and operating and maintenance agreements and from returns on its equity positions. A special-purpose subsidiary established for each new project manages that project from the permitting stage through plant construction and operation. All of the special-purpose subsidiary project debt is limited-recourse. This Group refinances its equity interest in selected projects from time to time when such refinancing will result in risk mitigation, a lower effective financing cost or a potential increased return on investment.

In 1993, Foster Wheeler Enviresponse, Inc. was consolidated as the Environmental Services division of Foster Wheeler USA Corporation which, in October 1994 expanded in the environmental field by purchasing Enserch Environmental Corporation ("Enserch"), a full-service provider of hazardous and mixed-waste investigation and remediation control services, wastewater treatment, waste management, risk analysis and environmental permitting. The acquisition resulted in the formation of Foster Wheeler Environmental Corporation. During 1994 Glitsch International, Inc. acquired the assets of Optimized Process Designs, Inc. ("OPD"), an engineering and construction contractor in Katy, Texas. OPD's principal expertise is in the area of natural gas and natural gas liquids conditioning, treating and processing.

Effective September 30, 1995, the Corporation acquired the power generation business of A. Ahlstrom Corporation ("Pyropower") for approximately $207,500,000 including acquisition costs. Also, during September 1995, the Corporation finalized (i) the purchase for approximately $2,500,000 of the assets of Zack Power & Industrial Co., a construction company in Gary, Indiana, and (ii) the purchase for approximately $16,000,000 of the assets of TPA, Inc., a supplier of sulfur-recovery equipment based in Dallas, Texas.

Foster Wheeler markets its services and products through a staff of sales and marketing personnel and through a network of sales representatives. The businesses of its industry groups are not seasonal nor are they dependent on a single customer or a very few customers. No one customer accounted for 10 percent or more of Foster Wheeler's consolidated revenues in fiscal 1995, 1994 and 1993, although in any given year one customer could contribute significantly to such revenues.

The materials used in Foster Wheeler's manufacturing and construction operations are obtained from both domestic and foreign sources. Materials, which consist mainly of steel products and manufactured items, are heavily dependent on foreign sources, particularly for overseas projects. Generally, lead time for delivery of materials does not presently constitute a problem.

Foster Wheeler owns and licenses patents, trademarks and know-how which are used in each of its industry groups. Such licenses, patents and trademarks are of varying durations. No Group is materially dependent upon any particular or related group of patents, trademarks or licenses. Foster Wheeler has licensed companies throughout the world to manufacture marine and stationary steam generators and related equipment and certain of its other products. Principal licensees are in Finland, Japan, the Netherlands, Italy, Spain, Portugal, Norway and England.

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

Foster Wheeler had a backlog of firm orders as of December 29, 1995 of $6,474,000,000 as compared to a backlog as of December 30, 1994 of $5,135,500,000. The elapsed time from the award of a contract to completion of performance may be up to four years. The dollar amount of backlog is not necessarily indicative of the future earnings of the Corporation related to the performance of such work. Although backlog represents only business which is considered firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of backlog not to be performed.

The backlog by major industry segments as of December 29, 1995 and December 30, 1994 is as follows:

                                                  1995                 1994
                                                  ----                 ----
Engineering and
   Construction                              $4,566,600,000       $3,798,200,000
Energy Equipment                              1,651,600,000        1,037,900,000
Power Systems                                   227,000,000          257,900,000
Corporate and Financial
   Services                                      28,800,000           41,500,000
                                             --------------       --------------
                                             $6,474,000,000       $5,135,500,000
                                             ==============       ==============

The Power Systems Group projects consist of the following:

    PLANT LOCATION                    TYPE AND SIZE UNIT                   FUEL               OPERATION
    --------------                    ------------------                   ----               ---------
Martinez, California              99.9 MW Cogeneration                  Refinery Gas/NG       1987
Chapleau, Ontario, Canada         360 Ton/Day Wood Waste                Wood Waste            1987
Gilberton, Pennsylvania           80 MW Cogeneration                    Waste Coal            1988
Mt. Poso, California              49.5 MW Cogeneration                  Coal                  1989
Charleston, South Carolina        600 Ton/Day Waste-to-Energy           Refuse                1989
Mt. Carmel, Pennsylvania          40 MW Cogeneration                    Waste Coal            1990
ACE, California                   96 MW Cogeneration                    Coal                  1991
Camden County, New Jersey         1050 Ton/Day Waste-to-Energy          Refuse                1991
Hudson Falls, New York            400 Ton/Day Waste-to-Energy           Refuse                1992
University of Minnesota           Heating Plant Operation and Upgrade   Coal/Gas/Oil          1992
InterPower, Pennsylvania          102 MW Power                          Waste Coal            1995
Wilmington, Delaware              Facilities Management                 --                    --

--------------------------------------------------------------------------------------------------------------

Robbins, Illinois                 1600 Ton/Day Waste-to-Energy*         RDF                   Construction
Lisbon, Portugal                  2200 Ton/Day Waste-to-Energy          Refuse                Construction
Concepcion, Chile                 8 MM SCFD Hydrogen Plant              --                    Construction
Lagoven, Venezuela                50 MM SCFD Hydrogen Plant             --                    Construction
Concepcion, Chile                 65 MW Cogeneration Plant Plus         Coke                  Financing
                                      12,000 Barrels/Day Coker and
                                      7014 Barrels/Day Hydrotreater
Montreal, Quebec, Canada          2200 Ton/Day Waste-to-Energy*         Refuse                Final Permitting
Wilkes-Barre, Pennsylvania        40 MW Small Power                     Wood Waste            Permitting
Comunanza, Italy                  145 MW Cogeneration                   Natural Gas           Permitting
Teverola, Italy                   145 MW Cogeneration                   Natural Gas           Construction

--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
* Includes Recycling.
--------------------------------------------------------------------------------------------------------------


For waste-to-energy (resource recovery) projects, generally, it takes approximately two to three years from award of a contract and the signing of a service agreement with a community to the beginning of construction.

Many companies compete in the engineering and construction segment of Foster Wheeler's business. Management of the Corporation estimates, based on industrial publications, that Foster Wheeler is among the ten largest of the many large and small companies engaged in the design and construction of petroleum refineries and chemical plants. In the manufacture of refinery and chemical plant equipment, neither Foster Wheeler nor any other single company contributes a large percentage of the total volume of such business.

On an international basis many companies compete in the Energy Equipment segment of Foster Wheeler's business. Management of the Corporation estimates, based on industrial surveys and trade association materials, that it is among the ten largest suppliers of utility and industrial-sized steam generating and auxiliary equipment in the world and among the three largest in the United States.

For the most part, contracts are awarded on the basis of price, delivery, performance and service.

Foster Wheeler is continually engaged in research and development efforts both in performance and analytical services on current projects and in development of new products and processes. During 1995, approximately $11,100,000, and in 1994 and 1993, $9,800,000 and $8,300,000 respectively, was spent on Foster Wheeler sponsored research activities. During the same periods, approximately $25,900,000, $38,200,000 and $40,900,000, respectively, was spent on research activities that were paid for by customers of Foster Wheeler.

Foster Wheeler and its domestic subsidiaries are subject to certain Federal, state and local environmental, occupation health and product safety laws. Foster Wheeler believes all its operations are in compliance with such laws and does not anticipate any material capital expenditures or adverse effect on earnings or cash flows in maintaining compliance with such laws.

Foster Wheeler had approximately 12,650 full-time employees on December 29, 1995. Following is a tabulation of the number of full-time employees of Foster Wheeler in each of its industry segments on the dates indicated:

                                            December 29,  December 30,  December 31,
                                               1995          1994          1993
                                            ------------  ------------  ------------
Engineering and
   Construction                                 7,560         7,940        5,630
Energy Equipment                                4,540         3,200        3,110
Power Systems                                     390           360          270
Corporate and Financial
   Services                                       160           185          340
                                               ------        ------        -----

                                               12,650        11,685        9,350
                                               ======        ======        =====

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES:

Incorporated by reference to Note 19 on page 43 in the Notes to Financial Statements in Foster Wheeler's Annual Report to Stockholders for the year ended December 29, 1995.

ITEM 2.  PROPERTIES

   COMPANY AND
(INDUSTRY SEGMENT*)

                                                                            BUILDING            LEASE
 LOCATION                             USE                  LAND AREA        SQUARE FEET         EXPIRES
 --------                             ---                  ---------        -----------         -------
Foster Wheeler Corporation (CF)
New York City, New York        Executive Offices          --                1,148              1998

Livingston, New Jersey         General Office
                                & Engineering             31.0 acres        288,000 (2)

Lebanon, New Jersey            General Offices            --                155,288            1996/1997

Clinton Township,              General Office             --                23,753             1996
New Jersey

Union Township,                Under construction         21.0 acres        292,000
New Jersey

Union Township,                Undeveloped                203.8 acres       --
New Jersey                     General Office
                                & Engineering             29.4              294,000
                               Storage and Reproduction
                                Facilities                10.8              30,400

Livingston, New Jersey         Research Center            6.7 acres         51,355

Bedminster, New Jersey         Office                     10.72 acres       135,000 (1)(3)

Bridgewater, New Jersey        Undeveloped                118 acres         --         (4)

Foster Wheeler Energy Corporation (EE)
Dansville, New York            Manufacturing
                                & Offices                 82.4 acres        513,786

McGregor, Texas                Storage
                                Facilities                15.0 acres        24,000

Foster Wheeler USA Corporation (EC)

Houston, Texas                 General Offices            --                71,058             2003

   COMPANY AND
(INDUSTRY SEGMENT*)

                                                                           BUILDING            LEASE
 LOCATION                             USE                 LAND AREA        SQUARE FEET         EXPIRES
 --------                             ---                 ---------        -----------         -------
Foster Wheeler Iberia, S.A. (EC)
Madrid, Spain                  Office & Engineering       4.2 acres         82,500

Foster Wheeler France (EC)
Paris, France                  Office & Engineering       --                86,555  (1)

Foster Wheeler (Thailand) Limited (EC)
Sriracha, Thailand             Office & Engineering       --                26,400             1998

Foster Wheeler Limited (England) (EC)
Glasgow, Scotland              Office & Engineering       --                27,610             1997

Reading, England               Office & Engineering       --                279,061            1996/2016

Teeside, England               Office & Engineering       --                18,100             1997/2014

Foster Wheeler Limited (Canada) (EE)
Edmonton, Alberta              Assembly                   --                10,960             1995

Niagara-On-The-Lake,
Ontario                        Office Building            34.5 acres        86,000 (1)

Port Robinson, Ontario         Undeveloped Land           17.0 acres        --

St. Catharines, Ontario        Manufacturing
                                & Office                  29.0 acres        233,500

Stoney Creek, Ontario          Construction Tools
                                Depot                     --                19,546             1997

Foster Wheeler Andina, S.A. (EC)
Bogota, Colombia               Office & Engineering       2.25 acres        25,000

Foster Wheeler Energia, S.A. (EE)
Tarragona, Spain               Manufacturing
                                & Office                  11.96 acres       77,794

Madrid, Spain                  Office Building            1.26 acres        27,500

Foster Wheeler Italiana, S.p.A. (EC)
Milan, Italy                   Office & Engineering       --                161,400            2001

Milan, Italy                   Office & Engineering       --                 12,900            2006

Milan, Italy                   Office & Engineering       --                25,800             2005

   COMPANY AND
(INDUSTRY SEGMENT*)

                                                                            BUILDING            LEASE
 LOCATION                             USE                  LAND AREA        SQUARE FEET         EXPIRES
 --------                             ---                  ---------        -----------         -------
Birlesik Insaat ve Muhendislik A.S. (BIMAS) (EC)

Istanbul, Turkey               Engineering & Office       --                20,000             2000

Ullrich Copper, Inc. (CF)

Kenilworth, New Jersey          Manufacturing             --                90,000             1998

Greenwood,

South Carolina                  Warehouse                 --                10,000             1998

Foster Wheeler Environmental Corporation (EC)

Atlanta, Georgia               General Offices                              30,618             1999

Bellevue, Washington           General Offices                              50,798             1999

Boston, Massachusetts          General Offices                              26,326             1999

Lakewood, Colorado             General Offices                              44,743             2000

Lyndhurst, New Jersey          General Offices                              34,753             1999
                               General Offices                              23,540             1996

Oak Ridge, Tennessee           General Offices                              14,494             1999
                               General Offices                              29,551             1996

Sacramento, California         General Offices                              10,271             1996

Costa Mesa, California         General Offices                              11,183             2000

Foster Wheeler Eastern Private Limited (EC)

Singapore                      Office & Engineering       --                25,000             1996

Foster Wheeler Power Systems, Inc. (PS)

Martinez, California           Cogeneration Plant         6.4 acres         --

Mt. Carmel,                    Cogeneration Plant         105 acres         --                 2010
Pennsylvania

Charleston,                    Waste-to-Energy            18 acres          --                 2010
South Carolina                  Plant

Hudson Falls, New York         Waste-to-Energy            11.2 acres        --
                                Plant

   COMPANY AND
(INDUSTRY SEGMENT*)

                                                                            BUILDING            LEASE
 LOCATION                             USE                  LAND AREA        SQUARE FEET         EXPIRES
 --------                             ---                  ---------        -----------         -------
Camden, New Jersey             Waste-to-Energy            18 acres          --                 2011
                                Plant

Robbins, Illinois              Waste-to-Energy
                                Plant
                               Facility Site              16.1 acres        --                 2029
                               Laydown Site               14.6 acres        --                 2029

Foster Wheeler Pyropower, Inc. (EE)
San Diego, California          General Offices            9.25 acres        86,000

San Diego, California          Research Center            1.11 acres        17,410

San Diego, California          General Offices            2.5 acres         38,000(1)

Foster Wheeler Energia OY (EE)
Varkhaus, Finland              Manufacturing & Offices    22 acres          366,527

Karhula, Finland               Research Center            12.84 acres       73,086

Kouvola, Finland               Manufacturing & Offices    9.09 acres        73,903

Foster Wheeler Energia, FAKOP, Ltd. (EE)
Sosnowiec, Poland              Manufacturing & Offices    15.57 acres       231,688

Glitsch International, Inc. (EE)
Dallas, Texas                  Manufacturing
                                & Office                  38.0 acres        505,644

Eldorado, Kansas               Manufacturing
                                & Office                  --                16,000             1996

Houston, Texas                 Warehouse & Office         2.83 acres        18,000

Uxbridge, Ontario,             Manufacturing              12.0 acres        84,500
Canada

Camrose, Alberta,              Undeveloped Land           20.0 acres        --
Canada

Aprilia, Italy                 Manufacturing              20.5 acres        72,000

   COMPANY AND
(INDUSTRY SEGMENT*)

                                                                            BUILDING            LEASE
 LOCATION                             USE                  LAND AREA        SQUARE FEET         EXPIRES
 --------                             ---                  ---------        -----------         -------
Parsippany, New Jersey         Manufacturing
                                & Office                  8.3 acres         63,790

Kirkby Stephen, U.K.           Manufacturing
                                & Office                  2.4 acres         42,000

Arles, France                  Manufacturing
                                & Office                  5.1 acres         70,736

-------------------
*Designation of Industry Groups:       EC  -   Engineering and Construction
                                       EE  -   Energy Equipment
                                       PS  -   Power Systems
                                       CF  -   Corporate & Financial Services

             (1) Portion or entire facility leased or subleased to responsible tenants.
             (2) Entire facility leased to a responsible tenant, with a portion being subleased back to Foster Wheeler subsidiaries.
             (3)    50% ownership interest.
             (4)    75% ownership interest.

With the exception of the New York office of the Corporation, locations of less than 10,000 square feet are not listed. Except as noted above, the properties set forth are held in fee. All or part of listed locations may be leased or subleased to other affiliates. All properties are in good condition and adequate for their intended use.

ITEM 3.  LEGAL PROCEEDINGS

Incorporated by reference to Note 13 on page 39 in the Notes to Financial Statements in Foster Wheeler's Annual Report to Stockholders for the year ended December 29, 1995.

On March 14, 1996, Illinois Governor Jim Edgar signed legislation repealing the Illinois Retail Rate Law, as discussed in Note 13 of the Corporation's 1995 Annual Report. The repeal legislation did not expressly provide "grandfathered" status to the Village of Robbins, Illinois Project. The Corporation intends to pursue all appropriate legal and equitable remedies to protect the interests of its shareholders and the project lenders. Management of the Corporation believes the repeal of the Illinois Retail Rate Law will not result in a material, adverse effect on the financial position of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G (3) of Form 10-K information regarding executive officers is included in PART I.

The executive officers of Foster Wheeler, all of whom have held executive positions with Foster Wheeler or its subsidiaries for more than the past five years, except Messrs. Bartoli, O'Brien and Whittaker, are as follows:

   NAME                            AGE                              POSITION
   ----                            ---                              --------
Richard J. Swift                   51           Chairman, President and Chief Executive Officer
David J. Roberts                   51           Vice Chairman and Chief Financial Officer
N. William Atwater                 61           Executive Vice President - Engineering and
                                                       Construction Group
Henry E. Bartoli                   49           Vice President - Power Systems Group
                                                (Vice President and General Manager, 1987-1992,
                                                Burns and Roe Company.)
Jack E. Deones                     64           Vice President and Secretary
Lisa Fries-Gardner                 39           Vice President and Chief Compliance Officer
Robert D. Iseman                   47           Vice President and Treasurer
Thomas R. O'Brien                  57           Vice President and General Counsel
                                                (Partner in the law firm of
                                                Wolff & Samson, 1986-1993.)
James E. Schessler                 50           Vice President - Human Resources and Administration
George S. White                    59           Vice President and Controller
Robert A. Whittaker                48           Vice President - Energy Equipment Group
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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS

Incorporated by reference to Note 12 on page 39 in Foster Wheeler's Annual Report to Stockholders for the year ended December 29, 1995. The Corporation's common stock is traded on the New York Stock Exchange. The approximate number of stockholders of record as of December 29, 1995 was 7,414.

ITEM 6.  SELECTED FINANCIAL DATA

                                                (In Thousands of Dollars, Except Per Share Data)

                          1995          1994          1993         1992            1991
                          ----          ----          ----         ----            ----
Revenues               $3,081,930    $2,271,123    $2,654,505   $2,529,464      $2,031,620

Earnings before
 accounting change         28,534(1)     65,410        57,704       45,504(2)       43,268

Earnings per share
 before accounting
 change                       .79          1.83          1.62         1.28(2)         1.22

Total assets            2,775,809     2,140,334     1,806,201    1,763,264       1,638,874

Long-term borrowings
 (including current
 installments)            589,052       499,202       429,264      439,578         454,826

Cash dividends per
 common share                 .77           .72          .645         .585             .53


     (1) Includes a provision of $46,500 ($1.28 per share) for reorganization costs.
     (2) As of the beginning of 1992, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The effect of the accounting change at the beginning of 1992 was a charge to earnings of $91,259 after tax and valuation allowance, or $2.57 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to pages 22 to 28 in Foster Wheeler's Annual Report to Stockholders for the year ended December 29, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the following sections of Foster Wheeler's Annual Report to Stockholders for the year ended December 29, 1995:

     A. Consolidated Balance Sheet, December 29, 1995 and December 30, 1994 (page 29)

     B. Consolidated Statement of Earnings for the years ended December 29, 1995; December 30, 1994; and December 31, 1993 (page 30)

     C. Consolidated Statement of Changes in Stockholders' Equity for the years ended December 29, 1995; December 30, 1994; and December 31, 1993 (page 31)

     D. Consolidated Statement of Cash Flows for the years ended December 29, 1995; December 30, 1994; and December 31, 1993 (page 32)

     E.   Notes to Consolidated Financial Statements (pages 33-43)

     F.   Report of Independent Accountants (page 30)

Schedules Required by Regulation S-X

      NONE

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to pages 1-4 of Foster Wheeler's Proxy Statement, dated March 22, 1996, for the Annual Meeting of Stockholders to be held April 30, 1996. Certain information regarding executive officers is included in Part I hereof in accordance with General Instruction G (3) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to pages 6-12 of Foster Wheeler's Proxy Statement, dated March 22, 1996, for the Annual Meeting of Stockholders to be held April 30, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to pages 2-4 of Foster Wheeler's Proxy Statement, dated March 22, 1996, for the Annual Meeting of Stockholders to be held April 30, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report:

      1        Financial Statements

               The index to Financial Statements is incorporated in this paragraph by reference to Item 8, page 15

               All schedules and financial statements other than those indicated above have been omitted because of the absence of conditions requiring them or because the required information is shown in the financial statements or the notes thereto.

      3 The following Exhibits are required by Item 601 of Regulation S-K and by paragraph (c) of Item 14 of Form 10-K:

      3.1 Copy of Restated Certificate of Incorporation of Foster Wheeler Corporation, dated June 5, 1989 (filed as Exhibit 2 to Foster Wheeler Corporation's 1989 Annual Report on Form 10-K and incorporated herein by reference).

      3.2 By-Laws of Foster Wheeler Corporation, as amended June 27, 1995 (filed as Exhibit 3 to Foster Wheeler Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

      4 Foster Wheeler Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler Corporation and its consolidated subsidiaries to the Commission upon its request.

      10.1 Purchase Agreement dated as of June 21, 1995 by and between Foster Wheeler Corporation and A. Ahlstrom Corporation (filed as
               Exhibit 10.1 to Foster Wheeler Corporation's Current Report on Form 8-K dated October 12, 1995 and incorporated herein by reference).

      10.2 Supplement and Amendment Agreement dated as of September 30, 1995 between Foster Wheeler Corporation and A. Ahlstrom Corporation (filed as Exhibit 10.2 to Foster Wheeler Corporation's Current Report on Form 8-K dated October 12, 1995 and incorporated herein by reference).

      10.3 Revolving Credit Agreement among the Corporation and the Lenders Signatory thereto, dated September 20, 1995 (filed as Exhibit
               10.1 to Foster Wheeler

               Corporation's Quarterly Report on Form 10-Q for the quarter ending September 29, 1995 and incorporated herein by reference).

      10.4 Short-term Revolving Credit Agreement among the Corporation and the Lenders Signatory thereto, dated September 20, 1995 (filed as
               Exhibit 10.2 to Foster Wheeler Corporation's Quarterly Report on Form 10-Q for the quarter ending September 29, 1995 and incorporated herein by reference).

      13 Except for those portions thereof which are expressly incorporated by reference in this filing, the Financial Section of the Annual Report to Stockholders of Foster Wheeler Corporation (pages 21-43) for the fiscal year ended December 29, 1995 is furnished for the informational purposes of the Commission and is not deemed "filed" as part of this filing.

      21       Subsidiaries of the registrant (pages 20-22)

      23       Consent of independent accountants (page 24)

      27 Financial data schedule (for the informational purposes of the Commission only).

      (b)      Current Reports on Form 8-K:

               The following Current Reports on Form 8-K have been filed during the period September 30 through December 29, 1995:

               1. Current Report on Form 8-K dated October 12, 1995 and filed with the Commission on October 13, 1995, as amended by the Current Report on Form 8-K/A dated October 31, 1995 and filed with the Commission on October 31, 1995.

               2. Current Report on Form 8-K dated October 27, 1995 and filed with the Commission on November 1, 1995.

               3. Current Report on Form 8-K dated November 17, 1995 and filed with the Commission on November 17, 1995.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-59739 (filed June 1, 1995), 33-40878 (filed May 29, 1991) and 33-34694 (filed May 2,
1990):

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

                                   EXHIBIT 21
                         SUBSIDIARIES OF THE REGISTRANT

FOSTER WHEELER CORPORATION (PARENT)
PRINCIPAL CONSOLIDATED, WHOLLY OWNED SUBSIDIARIES (DIRECTLY OR INDIRECTLY)

Listed by Jurisdiction of Organization

     AUSTRALIA
     Foster Wheeler Australia Pty. Ltd., Melbourne

     BERMUDA
     FW Management Operations, Ltd., Hamilton
     Foster Wheeler Trading Co. Ltd., Hamilton
     Power Systems International, Ltd., Hamilton
     York Jersey Liability Ltd., Hamilton

     CANADA
     Foster Wheeler Limited, St. Catharines
     Les Chaudieres Foster Wheeler Inc., Quebec
     Chapleau Co-generation Ltd., Chapleau
     Foster Wheeler Canadian Resources Limited, Alberta
     Foster Wheeler Fired Heaters, Ltd., Calgary
     Glitsch Canada, Ltd., Uxbridge, Ontario
     La Societe D'Energie Foster Wheeler Ltd., Quebec

     CHILE
     Foster Wheeler Chile, S.A., Santiago de Chile

     CHINA, PEOPLES REPUBLIC OF
     Foster Wheeler Power Machinery Company Limited,
        Guangdong Province

     ENGLAND
     Foster Wheeler Limited, Reading
     Foster Wheeler Energy Ltd., Reading
     Foster Wheeler (India) Ltd., Reading
     Foster Wheeler (Northern) Ltd., Reading
     Foster Wheeler (Pacific) Ltd., Reading
     Foster Wheeler Petroleum Development Ltd., Reading
     Foster Wheeler World Services, Ltd., Reading
     FW Management Operations Ltd., Reading
     Glitsch (U.K.) Ltd., Kirkby Stephen Cumbria
     Glitsch Field Services, Ltd., Dorking
     Foster Wheeler (Indonesia) Ltd., Reading
     Foster Wheeler Petroleum Development (Norway) Ltd.,
        Reading

     FINLAND
     Foster Wheeler Energia, OY, Helsinki

     FRANCE
     Foster Wheeler France, S.A., Paris
     Foster Wheeler Conception Etudes Entretien, Paris
     Foster Wheeler World Services, France, S.A., Paris
     Glitsch France, S.A., Arles
     Societe Fonciere-Bourdonnais Rivoli, S.A., Paris

     INDIA
     Glitsch Process India, Ltd.

     ITALY
     Foster Wheeler Italiana, S.p.A., Milan
     Steril, S.p.A., Milan
     Foster Wheeler World Services, S.p.A., Rome
     Glitsch Italiana, S.p.A., Campoverde
     Foster Wheeler Financial Services S.p.A., Milan
     Foster Wheeler Environmental Italia, Srl, Milan

     JAPAN
     Glitsch Japan Corporation, Kawasaki

     MEXICO
     Foster Wheeler Ingenieros y Constructores, S.A. de C.V.
        Quadalajara

     NETHERLANDS ANTILLES
     Foster Wheeler N.V., Curacao

     NETHERLANDS
     Foster Wheeler Europe, B.V., Amsterdam
     Foster Wheeler Power Systems, B.V., Amsterdam

     SINGAPORE (REPUBLIC OF)
     Foster Wheeler Eastern Private, Ltd., Singapore

     SPAIN
     Foster Wheeler Iberia, S.A., Madrid
     Foster Wheeler Energia, S.A., Madrid
     Foster Wheeler Trading Co. A.G., S.A., Madrid
     F.I. Controles, S.A., Madrid
     Foster Wheeler Power Systems, S.A., Madrid
     Conequip, S.A., Madrid

                                   EXHIBIT 21
                         SUBSIDIARIES OF THE REGISTRANT

FOSTER WHEELER CORPORATION (PARENT)
PRINCIPAL CONSOLIDATED, WHOLLY OWNED SUBSIDIARIES (DIRECTLY OR INDIRECTLY)

Listed by Jurisdiction of Organization

     UNITED STATES
     Camden County Energy Recovery Associates, New Jersey
     Camden County Energy Recovery Corporation, Delaware
     Foster Wheeler Arabia Ltd., Delaware
     Foster Wheeler Bedminster, Inc., Delaware
     Foster Wheeler Bridgewater, Inc., Delaware
     Foster Wheeler Broome County, Inc., Delaware
     Foster Wheeler Charleston Resource Recovery, Inc., Delaware
     Foster Wheeler China, Inc., Delaware
     Foster Wheeler Constructors, Inc., Delaware
     Foster Wheeler Development Corporation, Delaware
     Foster Wheeler (Emirates) Corporation, Delaware
     Foster Wheeler Energy Corporation, Delaware
     Foster Wheeler Energy International, Inc., Delaware
     Foster Wheeler Energy Manufacturing, Inc., Delaware
     Foster Wheeler Environmental Corporation, Delaware
     Foster Wheeler Facilities Management Delaware, Inc., Delaware Foster Wheeler Hudson Falls, Inc., Delaware
     Foster Wheeler Illinois, Inc., Delaware
     Foster Wheeler Intercontinental Corporation, Delaware
     Foster Wheeler International Corporation, Delaware
     Foster Wheeler Korea, Ltd., Delaware
     Foster Wheeler Martinez, Inc., Delaware
     Foster Wheeler Mt. Carmel, Inc., Delaware
     Foster Wheeler Passaic, Inc., Delaware
     Foster Wheeler Penn Resources, Inc., Delaware
     Foster Wheeler Power Corporation, Delaware
     Foster Wheeler Power Systems, Inc., Delaware
     Foster Wheeler Pyropower, Inc., New York
     Foster Wheeler Real Estate Development Corporation, Delaware
     Foster Wheeler Robbins, Inc., Delaware
     Foster Wheeler Twin Cities, Inc., Delaware
     Foster Wheeler USA Corporation, Delaware
     Foster Wheeler Wood Resources, Inc., Delaware
     Foster Wheeler World Services Corporation, Delaware
     Foster Wheeler Zack, Inc., Delaware
     FWPS Specialty Products, Inc., Delaware
     Glitsch Field Services, Inc., Texas
     Glitsch Inc., Delaware
     Glitsch International, Inc., Delaware
     Glitsch Special Products, Inc., Texas
     Glitsch Technology Corporation, Delaware
     Optimized Process Designs, Inc., Delaware
     Otto H. York Company, Delaware
     POSCO Gilberton, Inc., California
     Pyropower Operating Services Company, Inc., California
     TPA, Inc., Delaware
     Ullrich Copper, Inc., Delaware
     Yargo, Inc., Minnesota

     THAILAND
     Foster Wheeler (Thailand) Limited, Sriracha

     TURKEY
     Foster Wheeler BIMAS Birlesik Insaat Ve Muhendislik,
       A. S., Istanbul

     U.S. VIRGIN ISLANDS
     Foster Wheeler F.S.C., Inc., St. Thomas

     VENEZUELA
     Foster Wheeler Caribe Corporation, C.A., Caracas

PRINCIPAL AFFILIATED COMPANIES
(PERCENT DIRECTLY OR INDIRECTLY OWNED BY FOSTER WHEELER CORPORATION)

COLOMBIA
Foster Wheeler Andina, S.A., Bogota (60%)

FINLAND
OY Bioflow AB, Varkhaus (51%)

ITALY
F.FW Fiatavio Foster Wheeler Per L'Energia, S.p.A., Milan (40%)
Software Technology, S.p.A., Milan (90%)

JAPAN
Foster Wheeler Pyropower KK (85%)

NIGERIA
Foster Wheeler (Nigeria) Ltd., Lagos (60%)

POLAND
Foster Wheeler Energy Fakop, Ltd. (51%)

A copy of the By-Laws of the Corporation, as amended through June 27, 1995, is available upon request to the Office of the Secretary, Foster Wheeler Corporation, Perryville Corporate Park, Clinton, New Jersey 08809-4000.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

         We consent to the incorporation by reference in the registration statements of Foster Wheeler Corporation on (1) Form S-3 (File No. 33-61089) and
(2) Form S-8 (File No.'s 33-34694, 33-40878 and 33-59739) of our report dated
February 12, 1996, on our audits of the consolidated financial statements of Foster Wheeler Corporation and Subsidiaries as of December 29, 1995 and December 30, 1994, and for each of the three years in the period ended December 29, 1995, which report is incorporated by reference in this Annual Report on Form 10-K.




                                                Coopers & Lybrand L.L.P.


New York, New York
March 18, 1996

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FOSTER WHEELER CORPORATION
                                          (Registrant)

Dated   March 19, 1996                    By /s/ Jack E. Deones
        -------------------                  -----------------------
                                             Jack E. Deones
                                             Vice President and Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of March 19, 1996, by the following persons on behalf of the registrant, in the capacities indicated.

                Signature                           Title
                ---------                           -----


         /s/ Richard J. Swift                  Director, Chairman, President and
         ---------------------------           Chief Executive Officer
         Richard J. Swift                      (Principal Executive Officer)


         /s/ David J. Roberts                  Director, Vice Chairman and
         ---------------------------           Chief Financial Officer
         David J. Roberts                      (Principal Financial Officer)


         /s/ George S. White                   Vice President and Controller
         ---------------------------           (Principal Accounting Officer)
         George S. White


         /s/ Eugene D. Atkinson                Director
         ---------------------------
         Eugene D. Atkinson

                                               Director
         ---------------------------
         Louis E. Azzato


         /s/ Kenneth A. DeGhetto               Director
         ---------------------------
         Kenneth A. DeGhetto


         /s/ Martha Clark Goss                 Director
         ---------------------------
         Martha Clark Goss

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


         /s/ Joseph J. Melone                  Director
         ---------------------------
         Joseph J. Melone


         /s/ Frank E. Perkins                  Director
         ---------------------------
         Frank E. Perkins


         /s/ Charles Y. C. Tse                 Director
         ---------------------------
         Charles Y. C. Tse


         /s/ Robert Van Buren                  Director
         ---------------------------
         Robert Van Buren

                                EXHIBIT INDEX


      3.1 Copy of Restated Certificate of Incorporation of Foster Wheeler Corporation, dated June 5, 1989 (filed as Exhibit 2 to Foster Wheeler Corporation's 1989 Annual Report on Form 10-K and incorporated herein by reference).

      3.2 By-Laws of Foster Wheeler Corporation, as amended June 27, 1995 (filed as Exhibit 3 to Foster Wheeler Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

      4 Foster Wheeler Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler Corporation and its consolidated subsidiaries to the Commission upon its request.

      10.1 Purchase Agreement dated as of June 21, 1995 by and between Foster Wheeler Corporation and A. Ahlstrom Corporation (filed as
               Exhibit 10.1 to Foster Wheeler Corporation's Current Report on Form 8-K dated October 12, 1995 and incorporated herein by reference).

      10.2 Supplement and Amendment Agreement dated as of September 30, 1995 between Foster Wheeler Corporation and A. Ahlstrom Corporation (filed as Exhibit 10.2 to Foster Wheeler Corporation's Current Report on Form 8-K dated October 12, 1995 and incorporated herein by reference).

      10.3 Revolving Credit Agreement among the Corporation and the Lenders Signatory thereto, dated September 20, 1995 (filed as Exhibit
               10.1 to Foster Wheeler Corporation's Quarterly Report on Form 10-Q for the quarter ending September 29, 1995 and incorporated herein by reference).

      10.4 Short-term Revolving Credit Agreement among the Corporation and the Lenders Signatory thereto, dated September 20, 1995 (filed as
               Exhibit 10.2 to Foster Wheeler Corporation's Quarterly Report on Form 10-Q for the quarter ending September 29, 1995 and incorporated herein by reference).

      13 Except for those portions thereof which are expressly incorporated by reference in this filing, the Financial Section of the Annual Report to Stockholders of Foster Wheeler Corporation (pages 21-43) for the fiscal year ended December 29, 1995 is furnished for the informational purposes of the Commission and is not deemed "filed" as part of this filing.

      21       Subsidiaries of the registrant (pages 20-22)

      23       Consent of independent accountants (page 24)

      27 Financial data schedule (for the informational purposes of the Commission only).