Form 10-Q
period 1996-03-29
FOSTER WHEELER CORP
filed 1996-05-13
CIK 38321

                                   FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 29, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934.


                   For the transition period from ____ to ____


                         Commission File Number 1-286-2


                              FOSTER WHEELER CORPORATION
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              New York                                 13-1855904
     -------------------------------               ----------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)

     Perryville Corporate Park, Clinton, N. J.         08809-4000
     -----------------------------------------         ----------
     (Address of principal executive offices)          (Zip Code)

         Registrant's telephone number, including area code:    (908) 730-4000
                                                                --------------
                                (Not Applicable)
         Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 29, 1996 was 40,569,071 shares.

                          FOSTER WHEELER CORPORATION


                                     INDEX



                                                                    Page No.
                                                                    --------

Part I    Financial Information:


       Item 1 - Financial Statements:

             Condensed Consolidated Balance Sheet at
                March 29, 1996 and December 29, 1995                  2

             Condensed Consolidated Statement of Earnings
                Three Months Ended March 29, 1996 and
                March 31, 1995                                        3

             Condensed Consolidated Statement of Cash Flows
                Three Months Ended March 29, 1996 and
                March 31, 1995                                        4

             Notes to Condensed Consolidated Financial
                Statements                                            5 - 7


       Item 2 - Management's Discussion and Analysis of
                Results of Operations and Financial Condition         8 - 11

Part II   Other Information:

       Item 4 - Submission of Matters to a Vote of Security Holders   12

       Item 6 - Exhibits and Reports on Form 8-K                      13

                         PART I. FINANCIAL INFORMATION

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

Item 1. - Financial Statements
- ------------------------------

                     Condensed Consolidated Balance Sheet
                     ------------------------------------
                           (In Thousands of Dollars)
                           -------------------------


                                                 March 29, 1996  December 29,
ASSETS                                             (Unaudited)       1995
- ------                                           --------------  ------------
   Current Assets:
   Cash and cash equivalents                    $   205,669     $   167,131
   Short-term investments                           136,087         112,853
   Accounts and notes receivable                    679,105         715,739
   Contracts in process                             341,304         340,526
   Inventories                                       37,423          42,716
   Prepaid and refundable income taxes               39,617          39,346
   Prepaid expenses                                  17,882          20,662
                                                -----------     -----------
       Total Current Assets                       1,457,087       1,438,973
                                                 ----------      ----------
Land, buildings and equipment                       976,656         944,596
Less accumulated depreciation                       309,788         299,784
                                                -----------     -----------
         Net book value                             666,868         644,812
                                                -----------     -----------

Notes and accounts receivable - long-term            66,403          63,632
Investments and advances                             57,262          56,767
Intangible assets - net                             258,931         260,070
Deferred charges and prepaid pension cost           315,409         308,369
Deferred income taxes                                -0-              3,186
                                              -------------     -----------
       Total Assets                              $2,821,960      $2,775,809
                                              =============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
   Current installments on long-term debt       $    35,057     $    34,648
   Bank loans                                        94,763          86,869
   Accounts payable and accrued expenses            498,216         539,582
   Estimated costs to complete long-term contracts  430,538         475,899
   Advance payments by customers                    106,594          74,821
   Income taxes                                      34,417          28,457
                                               ------------     -----------
       Total Current Liabilities                  1,199,585       1,240,276
Long-term debt, less current installments           632,221         554,404
Other long-term liabilities, deferred credits,
   postretirement benefits other than pensions
   and minority interest in subsidiary companies    326,867         333,421
Deferred income taxes                                22,965          21,841
                                                 ----------      ----------
       Total Liabilities                          2,181,638       2,149,942
                                                 ----------      ----------
Stockholders' Equity:
   Common stock                                      40,580          40,498
   Paid-in capital                                  195,731         192,721
   Retained earnings                                437,347         421,804
   Accumulated translation adjustment               (33,041)        (28,861)
                                               ------------    ------------
                                                    640,617         626,162
   Less cost of treasury stock                         (295)           (295)
                                               ------------    ------------
       Total Stockholders' Equity                   640,322         625,867
                                               ------------    ------------
       Total Liabilities and Stockholders'
         Equity                                  $2,821,960      $2,775,809
                                              =============     ===========

See notes to financial statements.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statement of Earnings
                 --------------------------------------------
              (In Thousands of Dollars, Except Per Share Amounts)
              ---------------------------------------------------
                                  (Unaudited)
                                  -----------


                                                    Three Months Ended
                                             --------------------------------

                                             March 29, 1996     March 31, 1995
                                             --------------     --------------

Revenues:
 Operating revenues                          $  843,916          $  635,993
 Other income                                    10,507               7,652
                                             ----------          ----------

   Total revenues                               854,423             643,645
                                             ----------          ----------

Costs and expenses:
 Cost of operating revenues                     726,642             546,227
 Selling, general and administrative expenses    72,622              54,130
 Other deductions                                18,186              13,896
 Minority interest                                1,266               1,163
                                             ----------          ----------

     Total costs and expenses                   818,716             615,416
                                             ----------          ----------

Earnings before income taxes                     35,707              28,229

Provision for income taxes:
 Federal and foreign                             11,217               9,225
 State                                            1,054               1,124
                                             ----------          ----------

                                                 12,271              10,349
                                             ----------          ----------

Net earnings                                 $   23,436          $   17,880
                                             ==========          ==========

Weighted average number of common
 shares outstanding                          40,512,674          35,819,048
                                             ==========          ==========

Earnings per share                           $       .58         $       .50
                                             ===========         ===========

Cash dividends paid per common share         $     .195          $     .185
                                             ==========          ==========

See notes to financial statements.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statement of Cash Flows
                ----------------------------------------------
                           (In Thousands of Dollars)
                           -------------------------
                                  (Unaudited)
                                  -----------

                                                        Three Months Ended
                                                  ------------------------------
                                                  March 29, 1996  March 31, 1995
                                                  --------------  --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                        $ 23,436    $  17,880
 Adjustments to reconcile net earnings
   to cash flows from operating activities:
   Depreciation and amortization                       16,127       12,011
   Noncurrent deferred tax                              4,701       (3,553)
   Other                                               (1,548)      (1,134)
 Changes in assets and liabilities:
   Receivables                                         32,260      (41,273)
   Contracts in process and inventories                 3,232      (34,967)
   Accounts payable and accrued expenses              (39,789)     (31,694)
   Estimated costs to complete long-term contracts    (42,375)      29,808
   Advance payments by customers                       31,875      (15,400)
   Income taxes                                         5,894        6,850
   Other assets and liabilities                        (2,108)      (2,347)
                                                     ---------    ---------
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES       31,705      (63,819)
                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                 (43,784)      (9,255)
 Proceeds from sale of properties                         306          222
  Increase in investments and advances                   (430)      (3,542)
 (Increase)/decrease in short-term investments        (22,032)      10,544
 Partnership distributions                             (4,859)      (4,883)
                                                    ---------    ---------
 NET CASH (USED) BY INVESTING ACTIVITIES              (70,799)      (6,914)
                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends to stockholders                             (7,893)      (6,623)
 Proceeds from the exercise of stock options            1,705           92
 Increase in short-term debt                            7,611       23,772
 Proceeds from long-term debt                          98,302       26,229
 Repayment of long-term debt                          (19,860)      (4,013)
                                                    ---------    ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES            79,865       39,457
                                                    ---------    ---------

Effect of exchange rate changes on cash
and cash equivalents                                   (2,233)       8,179
                                                    ---------    ---------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS       38,538      (23,097)
Cash and cash equivalents at beginning of year        167,131      235,801
                                                    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 205,669    $ 212,704
                                                    =========    =========

Cash paid during period:
 - Interest (net of amount capitalized)              $  5,880   $    4,426
 - Income taxes                                      $  2,392   $    6,292

See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
               (In Thousands of Dollars, Except Per Share Amounts)
               ---------------------------------------------------
                                   (Unaudited)
                                   -----------


1. The condensed consolidated balance sheet as of March 29, 1996, and the related condensed consolidated statements of earnings and cash flows for the three month periods ended March 29, 1996 and March 31, 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented in accordance with Form 10-Q and do not contain certain information included in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1995 filed with the Securities and Exchange Commission March 19, 1996, which should be read in conjunction with this report.

     In conformity with generally accepted accounting principles, management must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.


2. In the ordinary course of business, the Corporation and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Corporation by customers alleging deficiencies in either equipment design or plant construction. Based on its knowledge of the facts and circumstances relating to the Corporation's liabilities, if any, and to its insurance coverage, management of the Corporation believes that the disposition of such suits will not result in charges against assets or earnings materially in excess of amounts previously provided in the accounts.

     The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States and Canada, in which plaintiffs claim damages for personal injury or property damage alleged to have arisen from the exposure to or use of asbestos. At March 29, 1996, there were approximately 82,000 suits pending. Approximately 11,000 new claims were filed in the three-month period ended March 29, 1996 and approximately 6,500 were either settled or dismissed without payment. Any settlement costs not covered by the Corporation's insurance carriers were immaterial. The Corporation has agreements with insurance carriers covering a substantial portion of its potential costs relating to pending claims. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

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

                       FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
               (In Thousands of Dollars, Except Per Share Amounts)
               ---------------------------------------------------
                                   (Unaudited)
                                   -----------

                                   (Continued)
                                   -----------


3. The Corporation maintains two revolving credit facilities with a syndicate of banks. One is a short-term revolving credit facility of $100,000 with a maturity of 364 days and the second is a $300,000 revolving credit facility with a maturity of four years (collectively, the "Revolving Credit Facilities"). The Revolving Credit Facilities contain two financial covenants. The first covenant is that the Consolidated Fixed Charges Coverage Ratio (as defined in the Revolving Credit Facilities) shall be greater than 2.5:1 for each period of four consecutive fiscal quarters. The Consolidated Fixed Charges Coverage Ratio for the period ending March 29, 1996 was 2.83. The Revolving Credit Facilities also require the Consolidated Leverage Ratio, as defined therein, not exceed 0.5:1. As of March 29, 1996, the ratio was 0.41:1.


4. A total of 2,477,512 shares were reserved for issuance under the stock option plans; of this total 1,344,500 were not under option.


5. Foster Wheeler Corporation had a backlog of firm orders as of March 29, 1996 of $6,534,120, as compared to a backlog as of March 31, 1995 of $5,425,077.


6. Earnings per share data have been computed on the weighted average number of shares of common stock outstanding. Outstanding stock options have been disregarded because their effect on earnings per share would not be significant.


7.   Interest income and cost for the following periods are:

                                   Three Months Ended
                           ----------------------------------
                           March 29, 1996      March 31, 1995
                           --------------      --------------


          Interest income       $5,214            $5,896
                               =======           =======


          Interest cost        $13,802           $11,093
                               =======           =======


Included in interest cost is interest capitalized on self-constructed assets, which is insignificant for both periods noted.

                       FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

               (In Thousands of Dollars, Except Per Share Amounts)
               ---------------------------------------------------

                                   (Unaudited)
                                   -----------

                                   (Continued)
                                   -----------

8. Changes in stockholders' equity for the three months ended March 29, 1996 were as follows:



                                 Common Stock                                  Accumulated         Treasury Stock         Total
                             --------------------      Paid-in     Retained    Translation      --------------------   Stockholders'
                             Shares        Amount      Capital     Earnings     Adjustment      Shares        Amount      Equity
                             ------        ------      -------     --------     ----------      ------        ------      ------
Balance December 29, 1995  40,498,481   $   40,498   $  192,721   $  421,804   $  (28,861)       10,804   $     (295)   $ 625,867

Net earnings                                                          23,436                                               23,436

Dividends paid - common                                               (7,893)                                              (7,893)

Sold under stock options       56,833           57        1,648                                                             1,705

Tax benefits related to
 incentive plan and stock
 options                                                    294                                                               294

Common stock issued under
  incentive plans              24,561           25        1,068                                                             1,093

Translation adjustment                                                             (4,180)                                 (4,180)
                           ----------   ----------   ----------   ----------   ----------        ------   ----------    ----------

Balance March 29, 1996     40,579,875   $   40,580   $  195,731   $  437,347   $  (33,041)       10,804   $     (295)   $ 640,322
                           ==========   ==========   ==========   ==========   ==========        ======   ==========    ==========


                       FOSTER WHEELER CORPORATION AND SUBSIDIARIES

Item 2.- Management's Discussion and Analysis
- ------   ------------------------------------
         of Results of Operations and Financial Condition (Unaudited)
         ------------------------------------------------------------

The following is Management's Discussion and Analysis of certain significant factors that have affected the financial condition and results of operations of the Corporation for the periods indicated below. This discussion and analysis should be read in conjunction with the 1995 Annual Report on Form 10-K filed March 19, 1996.

Results of Operations

Three months ended March 29, 1996 compared to three months ended March 31, 1995
- -------------------------------------------------------------------------------

The Corporation's consolidated backlog at March 29, 1996 totaled $6,534.1 million, the highest in the history of the Corporation. This represented an increase of $1,109.0 million or 20% over the amount reported for the same period in 1995. The dollar amount of backlog is not necessarily indicative of the future earnings of the Corporation related to the performance of such work. Although backlog represents only business which is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of backlog not to be performed. Backlog has been adjusted to reflect project cancellations, deferrals, and revised project scope and cost. The net reduction in backlog from project adjustments and cancellations for the three months ended March 29, 1996 was approximately $390 million, compared with $56 million for the three months ended March 31, 1995. Furthermore, the Corporation's future award prospects include several large scale international projects and, because the large size and uncertain timing can create variability in the Corporation's contract awards, future award trends are difficult to predict with certainty.

The Engineering and Construction ( E & C) Group had backlog of $4,691.9 million at March 29,1996, which represented a 19% increase from March 31,1995 due primarily to the orders reported by the Environmental subsidiary in the United States and the French subsidiary. The Energy Equipment Group had backlog of $1,588.7 million at March 29, 1996, a 33% increase from backlog at March 31, 1995 due primarily to the orders taken by the Spanish subsidiary in the Energy Equipment Group and the purchase of the power generation business of A. Ahlstrom Corporation (Pyropower) in the fourth quarter of 1995.

New orders awarded for the three months ended March 29, 1996 of $1,417.4 million were 51% higher than new orders awarded for the three months ended March 31, 1995 of $937.3 million. In excess of 50% of new orders in the three months ended March 29, 1996 were for projects awarded to the Corporation's subsidiaries located outside the United States. Key geographic regions contributing to new orders awarded for the three months ended March 29, 1996 were the United States, Europe, and the Middle East.

The principal reasons for the increase in new orders awarded for the three months ended March 29, 1996 as compared to the same period in 1995 were the significant awards made to the U.S. subsidiaries of $503.4 million and the United Kingdom subsidiary of $250.1 million in the E & C Group, as well as orders awarded to the Spanish subsidiary in the Energy Equipment Group of $155.8 million.

                       FOSTER WHEELER CORPORATION AND SUBSIDIARIES

Item 2.- Management's Discussion and Analysis
- ------   ------------------------------------
         of Results of Operations and Financial Condition (Unaudited)
         ------------------------------------------------------------
         (Continued)
         -----------

Operating revenues increased in the three months ended March 29, 1996 by $207.9 million compared to the three months ended March 31, 1995 to $843.9 million from $636.0 million. The Energy Equipment Group was primarily responsible for the increase in operating revenues, accounting for approximately 75% of this increase, or $156.2 million. Of the increase in the Energy Equipment Group's operating revenues, $122.0 million was related to power generation business and was primarily attributable to the Pyropower acquisition. The balance of the increase is primarily related to the operations of the Italian affiliate of the E & C Group.

Gross earnings increased $27.5 million to $117.3 million from $89.8 million or 31% in the three months ended March 29, 1996 as compared with the three months ended March 31, 1995. The E & C Group was responsible for approximately $4.3 million of the increase in gross earnings, while the Energy Equipment Group accounted for $21.7 million of the increase in gross earnings. The increase in the Energy Equipment Group was primarily due to the acquisitions of Pyropower and TPA, Inc. in September, 1995.

Selling, general and administrative expenses increased 34% in the three months ended March 29, 1996 as compared with the same period in 1995, from $54.1 million to $72.6 million. The Energy Equipment Group accounted for approximately 80% of the increase in selling, general and administrative expenses, which was primarily due to the acquisition of Pyropower, Zack Power and Industrial Co., and TPA, Inc. in September, 1995. Approximately $4.0 million of the increase in selling, general, and administrative expenses was attributable to the E & C Group.

Other income in the three months ended March 29, 1996 as compared with March 31, 1995 increased to $10.5 million from $7.7 million. Approximately 50% of other income in the three months ended March 29, 1996 was interest income. The increase in other income was primarily attributable to an increase in foreign exchange gains.

Other deductions in the three months ended March 29, 1996 increased $4.3 million, primarily due to higher interest expense and the increase in amortization of intangible assets due to the Pyropower acquisition.

Net earnings increased by $5.5 million or 31% for the three months ended March 29, 1996 as compared to the same period in 1995, from $17.9 million to $23.4 million. The Energy Equipment Group reported increased net earnings of $4.0 million primarily as a result of the Pyropower acquisition. The E & C Group also reported increased net earnings of $1.0 million, primarily due to the improved results of the Spanish subsidiary.

Financial Condition

The Corporation's consolidated financial condition improved during the three months ended March 29, 1996 as compared to December 29, 1995. Stockholders' equity for the three months ended March 29, 1996 increased $14.5 million.

                       FOSTER WHEELER CORPORATION AND SUBSIDIARIES

Item 2.- Management's Discussion and Analysis
- ------   ------------------------------------
         of Financial Condition and Results of Operations (Unaudited)
         ------------------------------------------------------------
         (Continued)
         -----------

During the three months ended March 29, 1996, the Corporation's long-term investments in land, buildings and equipment were $43.8 million as compared with $9.3 million for the comparable period in 1995. Approximately $34 million was invested by the Power Systems Group in build, own and operate projects during the first three months of 1996. During the next few years, capital expenditures will continue to be directed primarily toward strengthening and supporting the Corporation's core businesses.


Since December 29, 1995, long-term debt, including current installments, and bank loans increased by $86.1 million, net of repayments of $19.9 million, primarily due to borrowings to fund the investments in build, own and operate projects and to fund current working capital requirements.

In the ordinary course of business, the Corporation and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Corporation by customers alleging deficiencies in either equipment design or plant construction. Based on its knowledge of the facts and circumstances relating to the Corporation's liabilities, if any, and to its insurance coverage, management of the Corporation believes that the disposition of such suits will not result in charges against assets or earnings materially in excess of amounts previously provided in the accounts.

Liquidity and Capital Resources

Cash and cash equivalents totaled $205.7 million at March 29, 1996, an increase of $38.5 million from fiscal year end 1995. In addition, short-term investments increased by $32.2 million to $136.1 million. During the first three months of fiscal 1996, the Corporation paid $7.9 million in dividends to stockholders and repaid debt of $19.9 million. Cash flow provided by operating activities amounted to $31.7 million. New borrowings totaled $106.0 million, resulting from investments by the Power Systems Group in build, own and operate projects and requirements to fund current working capital needs. In total, the Power Systems Group invested approximately $34.0 million in the current construction of waste-to-energy, cogeneration and hydrogen plants.

Over the last several years working capital needs have increased as a result of the Corporation satisfying its customers' requests for more favorable payment terms under contracts. Such requests generally include reduced advance payments and more favorable payment schedules. Such terms, requiring the Corporation to defer receipt of payments from its customers, had a negative impact on the Corporation's available working capital. The management of the Corporation expects its customers' requests for more favorable payment terms under Energy Equipment contracts to continue as a result of the competitive markets in which the Corporation operates. The Corporation intends to satisfy its continuing working capital needs by borrowing under its Revolving Credit Facilities, through internal cash generation and third-party financings in the capital markets. The Corporation's pricing of contracts recognizes costs associated with the use of working capital.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

Item 2.- Management's Discussion and Analysis
- ------   ------------------------------------
         of Financial Condition and Results of Operations (Unaudited)
         ------------------------------------------------------------
         (Continued)
         -----------


The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States and Canada, in which plaintiffs claim damages for personal injury or property damage alleged to have arisen from the exposure to or use of asbestos. At March 29, 1996, there were approximately 82,000 suits pending. Approximately 11,000 new claims were filed in the three-month period ended March 29, 1996 and approximately 6,500 were either settled or dismissed without payment. Any settlement costs not covered by the Corporation's insurance carriers were immaterial. The Corporation has agreements with insurance carriers covering a substantial portion of its potential costs relating to pending claims. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

Management of the Corporation believes that cash and cash equivalents of $205.7 million and short-term investments of $136.1 million at March 29, 1996, combined with cash flow from operating activities, amounts available under its Revolving Credit Facilities and access to third-party financings in the capital markets will be adequate to meet its working capital and liquidity needs for the foreseeable future.

                               Part II.  OTHER INFORMATION


                       FOSTER WHEELER CORPORATION AND SUBSIDIARIES


Item 4. - Submission of Matters to a Vote of Security Holders
- -------   ---------------------------------------------------

     (a)              Date of Meeting
                      ---------------
                      The Annual Meeting of Stockholders of
                      Foster Wheeler Corporation
                      was held on April 30, 1996 at the Hanover Marriott Hotel, 1401 Route 10 East, Whippany, New Jersey.

     (b)              Election of Directors
                      ---------------------
     Directors Elected                  For                    Withheld
     -----------------                  ---                    --------

     Louis E. Azzato                 32,559,430                727,841
     David J. Farris                 32,649,734                637,537
     E. James Ferland                32,650,618                636,653
     Constance J. Horner             32,648,828                638,443
     Frank E. Perkins                32,649,960                637,311

     Other Directors continuing in office:

     Eugene D. Atkinson     David J. Roberts
     Martha Clark Goss      Richard J. Swift
     John A. Hinds          Charles Y. C. Tse
     Joseph J. Melone       Robert Van Buren

     (c)  Additional Matters Voted Upon
          -----------------------------

     Approval to amend the Corporation's Certificate of Incorporation so as to increase the number of shares of Common Stock which the Corporation is authorized to issue from 80,000,000 to 160,000,000 shares.

     For               30,681,766
     Against            2,138,494
     Abstain              467,011
     Broker Non-Votes         -0-

     Ratification of the appointment of Coopers & Lybrand, L.L.P. as auditors of the Corporation for 1996.

     For               33,127,207
     Against              108,975
     Abstain               51,089

                           Part II. OTHER INFORMATION

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES


Item 6. - Exhibits and Reports on Form 8-K
- -------   --------------------------------

     (a)  Exhibits


     Exhibit
     Number       Exhibit
     ------       -------

     12-1 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed
                  Charges and Preferred Share Dividend Requirements

     27           Financial Data Schedule   (For the informational
                                            purposes of the Securities
                                            and Exchange Commission only.)

     (b)  Reports on Form 8-K
          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FOSTER WHEELER CORPORATION
                                                  (Registrant)

Date:  May 13, 1996                          /S/ Richard J. Swift
       ------------                          --------------------
                                                 Richard J. Swift
                                                (Chairman, President and
                                                 Chief Executive Officer)

Date:  May 13, 1996                          /S/ David J. Roberts
       ------------                          --------------------
                                                 David J. Roberts
                                                (Vice Chairman and
                                                 Chief Financial Officer)

                                EXHIBIT INDEX
                                -------------

     Exhibit
     Number       Exhibit
     ------       -------

     12.1 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed
                  Charges and Preferred Share Dividend Requirements

     27           Financial Data Schedule