Form 10-Q
period 1996-06-28
FOSTER WHEELER CORP
filed 1996-08-09
CIK 38321

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 28, 1996 was 40,618,020 shares.

                           FOSTER WHEELER CORPORATION

                                      INDEX

                                                                      Page No.
                                                                      --------

Part I  Financial Information:

        Item 1 - Financial Statements:

            Condensed Consolidated Balance Sheet at
                June 28, 1996 and December 29, 1995                      2

            Condensed Consolidated Statement of Earnings
                Three and Six Months Ended June 28, 1996 and
                June 30, 1995                                            3

            Condensed Consolidated Statement of Cash Flows
                Six Months Ended June 28, 1996 and
                June 30, 1995                                            4

            Notes to Condensed Consolidated Financial
                Statements                                               5 - 6


        Item 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       7 - 11

Part II Other Information:

        Item 6 - Exhibits and Reports on Form 8-K                        11

                          PART I. FINANCIAL INFORMATION

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 1. - FINANCIAL STATEMENTS
- -------   --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                            (IN THOUSANDS OF DOLLARS)
                            -------------------------

                                                          June 28, 1996       December 29,
                                                           (Unaudited)            1995
                                                          -------------       ------------

ASSETS
- ------
Current Assets:
     Cash and cash equivalents                             $  265,196         $  167,131
     Short-term investments                                   137,839            112,853
     Accounts and notes receivable                            701,943            715,739
     Contracts in process                                     357,500            340,526
     Inventories                                               36,395             42,716
     Prepaid and refundable income taxes                       42,667             39,346
     Prepaid expenses                                          20,462             20,662
                                                           ----------         ----------
         Total Current Assets                               1,562,002          1,438,973
                                                           ----------         ----------
Land, buildings and equipment                                 988,933            944,596
Less accumulated depreciation                                 320,411            299,784
                                                           ----------         ----------
          Net book value                                      668,522            644,812
                                                           ----------         ----------

Notes and accounts receivable - long-term                      69,199             63,632
Investments and advances                                       59,489             56,767
Intangible assets - net                                       257,233            260,070
Deferred charges and prepaid pension cost                     319,228            308,369
Deferred income taxes                                             -0-              3,186
                                                           ----------         ----------
         Total Assets                                      $2,935,673         $2,775,809
                                                           ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
     Current installments on long-term debt                $   35,202         $   34,648
     Bank loans                                               101,683             86,869
     Accounts payable and accrued expenses                    458,440            539,582
     Estimated cost to complete long-term contracts           505,471            475,899
     Advance payments by customers                            106,928             74,821
     Income taxes                                              38,399             28,457
                                                           ----------         ----------
         Total Current Liabilities                          1,246,123          1,240,276
Long-term debt, less current installments                     673,793            554,404
Other long-term liabilities, deferred credits,
     postretirement benefits other than pensions
     and minority interest in subsidiary companies            330,879            333,421
Deferred income taxes                                          25,516             21,841
                                                           ----------         ----------
         Total Liabilities                                  2,276,311          2,149,942
                                                           ----------         ----------
Stockholders' Equity:
     Common stock                                              40,628             40,498
     Paid-in capital                                          196,945            192,721
     Retained earnings                                        454,089            421,804
     Accumulated translation adjustment                       (32,005)           (28,861)
                                                           ----------         ----------
                                                              659,657            626,162

     Less cost of treasury stock                                 (295)              (295)
                                                           ----------         ----------
         Total Stockholders' Equity                           659,362            625,867
                                                           ----------         ----------
         Total Liabilities and Stockholders' Equity        $2,935,673         $2,775,809
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

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                  --------------------------------------------
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
               ---------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                           Three Months Ended                  Six Months Ended
                                                     ------------------------------    -------------------------------

                                                     June 28, 1996    June 30, 1995    June 28, 1996     June 30, 1995
                                                     -------------    -------------    -------------     -------------

Revenues:
 Operating revenues                                 $   970,535       $   678,733       $ 1,814,451       $ 1,314,726
 Other income                                             7,069             7,497            17,576            15,149
                                                    -----------       -----------       -----------       -----------

     Total revenues                                     977,604           686,230         1,832,027         1,329,875
                                                    -----------       -----------       -----------       -----------

Cost and expenses:
 Cost of operating revenues                             853,040           587,829         1,579,682         1,134,056
 Selling, general and administrative expenses            67,089            56,779           139,711           110,909
 Other deductions                                        17,361            13,153            35,547            27,049
 Minority interest                                        1,417               641             2,683             1,804
                                                    -----------       -----------       -----------       -----------

     Total costs and expenses                           938,907           658,402         1,757,623         1,273,818
                                                    -----------       -----------       -----------       -----------

Earnings before income taxes                             38,697            27,828            74,404            56,057

Provision for income taxes:
 Federal and foreign                                     11,461             7,817            22,678            17,042
 State                                                    2,171             1,121             3,225             2,245
                                                    -----------       -----------       -----------       -----------

                                                         13,632             8,938            25,903            19,287
                                                    -----------       -----------       -----------       -----------

Net earnings                                        $    25,065       $    18,890       $    48,501       $    36,770
                                                    ===========       ===========       ===========       ===========

Weighted average number of common
 shares outstanding                                  40,596,135        35,846,274        40,554,405        35,832,661
                                                    ===========       ===========       ===========       ===========

Earnings per share                                  $       .62       $       .53       $      1.20       $      1.03
                                                    ===========       ===========       ===========       ===========

Cash dividends paid per common share                $      .205       $      .195       $       .40       $       .38
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

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                            (IN THOUSANDS OF DOLLARS)
                            -------------------------
                                   (UNAUDITED)
                                   -----------

                                                                         Six Months Ended
                                                                 -------------------------------
                                                                 June 28, 1996     June 30, 1995
                                                                 -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                       $ 48,501        $  36,770
 Adjustments to reconcile net earnings
   to cash flows from operating activities:
     Depreciation and amortization                                    32,655           24,372
     Noncurrent deferred tax                                           6,909            3,656
     Other                                                            (2,896)          (2,938)
 Changes in assets and liabilities:
     Receivables                                                       7,746          (83,493)
     Contracts in process and inventories                            (11,016)         (77,598)
     Accounts payable and accrued expenses                           (80,530)         (23,052)
     Estimated cost to complete long-term contracts                   33,686           39,375
     Advance payments by customers                                    31,204          (16,923)
     Income taxes                                                      6,814            4,699
     Other assets and liabilities                                     (5,780)          (6,421)
                                                                    --------        ---------
  NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES                    67,293         (101,553)
                                                                    --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (61,536)         (21,021)
  Proceeds from sale of properties                                       797              429
  Increase in investments and advances                                (1,429)          (9,219)
  (Increase)/decrease in short-term investments                      (21,590)          21,686
  Partnership distributions                                           (4,859)          (4,883)
                                                                    --------        ---------
   NET CASH USED BY INVESTING ACTIVITIES                             (88,617)         (13,008)
                                                                    --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends to stockholders                                          (16,216)         (13,610)
  Proceeds from exercise of stock options                              2,967              478
  Increase in short-term debt                                         14,090           31,708
  Proceeds from long-term debt                                       140,189           54,650
  Repayment of long-term debt                                        (19,925)          (5,647)
                                                                    --------        ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                          121,105           67,579
                                                                    --------        ---------

Effect of exchange rate changes on cash and cash equivalents          (1,716)          10,906
                                                                    --------        ---------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                      98,065          (36,076)
Cash and cash equivalents at beginning of year                       167,131          235,801
                                                                    --------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $265,196        $ 199,725
                                                                    ========        =========

Cash paid during period:
 -Interest (net of amount capitalized)                              $ 21,069        $  22,849
 -Income taxes                                                      $  6,144        $  10,641


 See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
               ---------------------------------------------------
                                   (UNAUDITED)
                                   -----------

1. The condensed consolidated balance sheet as of June 28, 1996, and the related condensed consolidated statements of earnings for the three and six month periods and cash flows for the six month periods ended June 28, 1996 and June 30, 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

      The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States and Canada, in which plaintiffs claim damages for personal injury or property damage alleged to arise from exposure to or use of asbestos. At June 28, 1996, there were approximately 87,000 claims pending. Approximately 20,000 new claims were filed in the six-month period ended June 28, 1996 and approximately 10,800 were either settled or dismissed without payment. Any settlement costs not covered by the Corporation's insurance carriers were immaterial. The Corporation has agreements with insurance carriers covering a substantial portion of its potential costs relating to pending claims. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

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

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
               ---------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                   (Continued)
                                   -----------

3. The Corporation maintains two revolving credit facilities with a syndicate of banks. One is a short-term revolving credit facility of $100,000 with a maturity of 364 days and the second is a $300,000 revolving credit facility with a maturity of four years (collectively, the "Revolving Credit Facilities"). The Revolving Credit Facilities contain two financial covenants. The first covenant is that the Consolidated Fixed Charges Coverage Ratio (as defined in the Revolving Credit Facilities) shall be greater than 2.5:1 for each period of four consecutive fiscal quarters. The Consolidated Fixed Charges Coverage Ratio for the period ending June 28, 1996 was 2.75. The Revolving Credit Facilities also require the Consolidated Leverage Ratio, as defined therein, not exceed 0.5:1. As of June 28, 1996, the ratio was 0.43:1.


4. A total of 2,428,563 shares were reserved for issuance under the stock option plans; of this total 1,303,916 were not under option.


5. Foster Wheeler Corporation had a backlog of firm orders as of June 28, 1996 of $6,772,027 as compared to a backlog as of June 30, 1995 of $5,635,589.


6. Earnings per share data have been computed on the weighted average number of shares of common stock outstanding. Outstanding stock options have been disregarded because their effect on earnings per share would not be significant.


7.   Interest income and cost for the following periods are:

                              Three Months Ended                      Six Months Ended
                        -------------------------------         -------------------------------
                        June 28, 1996     June 30, 1995         June 28, 1996     June 30, 1995
                        -------------     -------------         -------------     -------------

Interest income           $ 4,478             $ 5,639               $ 9,692          $11,535
                          =======             =======               =======          =======


Interest cost             $16,547             $11,338               $30,349          $22,431
                          =======             =======               =======          =======



Included in interest cost is interest capitalized on self-constructed assets for the three and six months ended June 28, 1996 of $3,665 and $3,735, respectively, compared to $171 and $341 for the comparable periods in 1995.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2.-     MANAGEMENT'S DISCUSSION AND ANALYSIS
- -------      ------------------------------------
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

RESULTS OF OPERATIONS

Six months ended June 28, 1996 compared to six months ended June 30,1995
- ------------------------------------------------------------------------

The Corporation's consolidated backlog at June 28, 1996 totaled $6,772.0 million, the highest in the history of the Corporation. This represented an increase of $1,136.4 million or 20% over the amount reported for the same period in 1995. The dollar amount of backlog is not necessarily indicative of the future earnings of the Corporation related to the performance of such work. Although backlog represents only business which is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of backlog not to be performed. Backlog has been adjusted to reflect project cancellations, deferrals, and revised project scope and cost. The net reduction in backlog from project adjustments and cancellations for the six months ended June 28, 1996 was approximately $509 million, compared with $130 million for the six months ended June 30, 1995. Furthermore, the Corporation's future award prospects include several large scale international projects and, because the large size and uncertain timing can create variability in the Corporation's contract awards, future award trends are difficult to predict with certainty.

The Engineering and Construction ( E & C) Group had backlog of $4,768.0 million at June 28, 1996, which represented a 17% increase from June 30,1995 due primarily to the growth of orders reported by the French and Italian subsidiaries. The Energy Equipment Group had backlog of $1,650.0 million at June 28, 1996, a 31% increase from backlog at June 30, 1995 due primarily to the purchase of the power generation business of A. Ahlstrom Corporation (Pyropower) in September of 1995, and the orders taken by the Spanish subsidiary.

New orders awarded for the six months ended June 28, 1996 of $2,655.7 million were 44% higher than new orders awarded for the six months ended June 30, 1995 of $1,849.3 million. Approximately 65% of new orders in the six months ended June 28, 1996 were for projects awarded to the Corporation's subsidiaries located outside the United States. Key geographic regions contributing to new orders awarded for the six months ended June 28, 1996 were the United States, Europe, and the Middle East. The principal reasons for the increase in new orders awarded for the six months ended June 28, 1996 as compared to the same period in 1995 were the significant awards made to the U.S. subsidiaries of $570.1 million and the Italian subsidiary of $622.9 million in the E & C Group, as well as orders awarded to the Energy Equipment Group in North America of $322.4 million.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

Item 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS
- -------  ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
         ------------------------------------------------------------
         (CONTINUED)
         -----------

Operating revenues increased in the six months ended June 28, 1996 by $499.8 million compared to the six months ended June 30, 1995 to $1,814.5 million from $1,314.7 million. The Energy Equipment Group was primarily responsible for the increase in operating revenues, accounting for approximately 68% of this increase, or $340.0 million. Of the increase in the Energy Equipment Group's operating revenues, $283.8 million was related to the power generation business and was primarily attributable to the Pyropower acquisition. The balance of the increase is primarily related to the operations of the Italian affiliate of the E & C Group.

Gross earnings increased $54.1 million to $234.8 million from $180.7 million or 30% in the six months ended June 28, 1996 as compared with the six months ended June 30, 1995. The E & C Group was responsible for approximately $10.3 million of the increase in gross earnings, while the Energy Equipment Group accounted for $43.6 million of the increase in gross earnings. The increase in the Energy Equipment Group was primarily due to the acquisition of Pyropower in September, 1995.

Selling, general and administrative expenses increased 26% in the six months ended June 28, 1996 as compared with the same period in 1995, from $110.9 million to $139.7 million. The Energy Equipment Group accounted for approximately 89% of the increase in selling, general and administrative expenses, which was primarily due to the acquisition of Pyropower and Zack Power and Industrial Co. in September, 1995. Approximately $4.3 million of the increase in selling, general, and administrative expenses was attributable to the E & C Group.

Other income in the six months ended June 28, 1996 as compared with June 30, 1995 increased to $17.6 million from $15.1 million. Approximately 55% of other income in the six months ended June 28, 1996 was interest income, compared to 76% for the six months ended June 1995. The increase in other income was primarily attributable to an increase in foreign exchange gains.

Other deductions in the six months ended June 28, 1996 increased $8.5 million, primarily due to higher interest expense and the increase in amortization of intangible assets due to the Pyropower acquisition.

Net earnings increased by $11.7 million or 32% to $48.5 million for the six months ended June 28, 1996 as compared to the same period in 1995. The Energy Equipment Group reported increased net earnings of $9.7 million primarily as a result of the Pyropower acquisition. The E & C Group also reported increased net earnings of $2.6 million, primarily due to the improved results of the Spanish subsidiary and the U.S. environmental subsidiary.

Three months ended June 28, 1996 compared to three months ended June 30, 1995
- -----------------------------------------------------------------------------

New orders awarded for the three months ended June 28, 1996 of $1,238.2 million were 36% higher than new orders awarded for the three months ended June 30, 1995 of $912.0 million. Approximately 79% of new orders in the three months ended June 28, 1996 were for projects awarded to the Corporation's subsidiaries located outside the United States.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

Item 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------- ------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
        ------------------------------------------------------------
        (CONTINUED)
        -----------

The principal reasons for the increase in new orders awarded for the three months ended June 28, 1996 as compared to the same period in 1995 were the significant amount of new orders awarded to the Italian subsidiary of $503.3 million and the Spanish subsidiary of $148.8 million in the E & C Group, as well as the new orders awarded to the North American subsidiary of $230 million and the Finnish subsidiary of $150 million in the Energy Equipment Group.

Operating revenues increased in the three months ended June 28, 1996 by $291.8 million compared to the three months ended June 30, 1995 to $970.5 million from $678.7 million. The Energy Equipment Group was primarily responsible for the increase in operating revenues, accounting for 63% of this increase, or $183.7 million. Of the increase in the Energy Equipment Group's operating revenues, $158.2 million was related to the power generation business and was primarily due to the acquisition of Pyropower. The balance of the increase is primarily related to the operations of the Italian affiliate of the E & C Group.

Gross earnings increased $26.6 million to $117.5 million from $90.9 million or 29% in the three months ended June 28, 1996 as compared with the three months ended June 30, 1995. The Energy Equipment Group accounted for approximately 82% of the increase.

Selling, general and administrative expenses increased 18% in the three months ended June 28, 1996 as compared with the same period in 1995, from $56.8 million to $67.1 million. Approximately 91% of the increase was due to the power generation business in the Energy Equipment Group, largely as a result of the Pyropower acquisition.

Net earnings increased by $6.2 million or 33% for the three months ended June 28, 1996 as compared to the same period in 1995, from $18.9 million to $25.1 million. The increase was primarily due to the increased earnings in the Energy Equipment Group's power generation business of $4.8 million or 77%, with the balance attributed to the E & C Group's environmental subsidiary of $1.2 million and the Spanish affiliate of $1.1 million.

FINANCIAL CONDITION

The Corporation's consolidated financial condition improved during the six months ended June 28, 1996 as compared to December 29, 1995. Stockholders' equity for the six months ended June 28, 1996 increased $33.5 million.

During the six months ended June 28, 1996, the Corporation's long-term investments in land, buildings and equipment were $61.5 million as compared with $21.0 million for the comparable period in 1995. Approximately $39 million was invested by the Power Systems Group in build, own and operate projects during the first six months of 1996. During the next few years, capital expenditures will continue to be directed primarily toward strengthening and supporting the Corporation's core businesses.

Since December 29, 1995, long-term debt, including current installments, and bank loans increased by $134.4 million, net of repayments of $19.9 million, primarily due to borrowings to fund the investments in build, own and operate projects and to fund current working capital requirements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
         ------------------------------------------------------------
         (CONTINUED)
         -----------

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

In connection with the acquisition of Pyropower, the Corporation recorded a one-time pretax reorganization provision in the fourth quarter of 1995 of $50.1 million. This provision related to the reorganization of the operations of the Energy Equipment Group that existed before the acquisition of Pyropower. In general, the reorganization is proceeding in accordance with the overall plan. Management of the Corporation does not anticipate any significant variations from the initial estimates, including the cash impact. To date, the Corporation has incurred approximately 75% of the estimated expenses, and expects to be substantially complete with the plan by the end of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $265.2 million at June 28, 1996, an increase of $98.1 million from fiscal year end 1995. In addition, short-term investments increased by $25.0 million to $137.8 million. During the first six months of fiscal 1996, the Corporation paid $16.2 million in dividends to stockholders and repaid debt of $19.9 million. Cash flow provided by operating activities amounted to $67.3 million. New borrowings totaled $154.3 million, resulting from investments by the Power Systems Group in build, own and operate projects and requirements to fund current working capital needs. In total, the Power Systems Group invested approximately $39.0 million in the construction of waste-to-energy, cogeneration and hydrogen plants.

Over the last several years working capital needs have increased as a result of the Corporation satisfying its customers' requests for more favorable payment terms under contracts. Such requests generally include reduced advance payments and more favorable payment schedules. Such terms, which require the Corporation to defer receipt of payments from its customers, have had a negative impact on the Corporation's available working capital. The management of the Corporation expects its customers' requests for more favorable payment terms under Energy Equipment contracts to continue as a result of the competitive markets in which the Corporation operates. The Corporation intends to satisfy its continuing working capital needs by borrowing under its Revolving Credit Facilities, through internal cash generation and third-party financings in the capital markets. The Corporation's pricing of contracts recognizes costs associated with the use of working capital.

The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States and Canada, in which plaintiffs claim damages for personal injury or property damage alleged to have arisen from the exposure to or use of asbestos.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS
- -------  ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
         ------------------------------------------------------------
         (CONTINUED)
         -----------

At June 28, 1996, there were approximately 87,000 claims pending. Approximately 20,000 new claims were filed in the six-month period ended June 28, 1996 and approximately 10,800 were either settled or dismissed without payment. Any settlement costs not covered by the Corporation's insurance carriers were immaterial. The Corporation has agreements with insurance carriers covering a substantial portion of its potential costs relating to pending claims. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

Management of the Corporation believes that cash and cash equivalents of $265.2 million and short-term investments of $137.8 million at June 28, 1996, combined with cash flow from operating activities, amounts available under its Revolving Credit Facilities and access to third-party financings in the capital markets will be adequate to meet its working capital and liquidity needs for the foreseeable future.

                           PART II. OTHER INFORMATION
                           --------------------------

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
- -------   --------------------------------

     a)     Exhibits

            Exhibit
            Number            Exhibit
            -------           -------

            12-1 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed
                              Charges and Preferred Share Dividend Requirements


            27                Financial Data Schedule
                              (For the informational purposes of the Securities
                               and Exchange Commission only.)





            b)      Reports on Form 8-K
                    -------------------
                    None

                           PART II. OTHER INFORMATION
                           --------------------------
                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FOSTER WHEELER CORPORATION
                                       --------------------------
                                           (Registrant)

Date:  August 9, 1996                   /S/ Richard J. Swift
       --------------                   --------------------
                                          Richard J. Swift
                                        (Chairman, President and
                                         Chief Executive Officer)

Date:  August 9, 1996                   /S/ David J. Roberts
       --------------                   --------------------
                                        David J. Roberts
                                       (Vice Chairman and
                                        Chief Financial Officer)

                                EXHIBIT INDEX




 EXHIBIT                      DESCRIPTION
   NO.



   12-1 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share Dividend Requirements



   27            Financial Data Schedule
                 (For the informational purposes of the Securities and Exchange Commission only.)