Form 10-Q
period 1996-09-27
FOSTER WHEELER CORP
filed 1996-11-12
CIK 38321

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 27, 1996 was 40,640,437 shares.

                           FOSTER WHEELER CORPORATION


                                      INDEX

                                                                        Page No.
                                                                        --------
Part I Financial Information:


           Item 1 - Financial Statements:

                    Condensed Consolidated Balance Sheet at
                        September 27, 1996 and December 29, 1995               2

                    Condensed Consolidated Statement of Earnings
                        Three and Nine Months Ended September 27, 1996
                        and September 29, 1995                                 3

                    Condensed Consolidated Statement of Cash Flows
                        Nine Months Ended September 27, 1996 and
                        September 29, 1995                                     4

                    Notes to Condensed Consolidated Financial
                        Statements                                         5 - 6


           Item 2 - Management's Discussion and Analysis of
                        Financial Condition and Results of Operations     7 - 11

Part II Other Information:

               Item 6 - Exhibits and Reports on Form 8-K                      12

                          PART I. FINANCIAL INFORMATION

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 1. - FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)

                                                         September 27, 1996        December 29,
ASSETS                                                       (Unaudited)               1995
------                                                       -----------           -----------
Current Assets:
     Cash and cash equivalents                               $   200,275           $   167,131
     Short-term investments                                      140,969               112,853
     Accounts and notes receivable                               750,440               715,739
     Contracts in process                                        386,100               340,526
     Inventories                                                  36,159                42,716
     Prepaid and refundable income taxes                          36,918                39,346
     Prepaid expenses                                             27,972                20,662
                                                             -----------           -----------
         Total Current Assets                                  1,578,833             1,438,973
                                                             -----------           -----------
Land, buildings and equipment                                  1,013,749               944,596
Less accumulated depreciation                                    326,862               299,784
                                                             -----------           -----------
        Net book value                                           686,887               644,812
                                                             -----------           -----------
Notes and accounts receivable - long-term                         71,343                63,632
Investments and advances                                          64,311                56,767
Intangible assets - net                                          260,583               260,070
Deferred charges and prepaid pension cost                        325,940               308,369
Deferred income taxes                                                -0-                 3,186
                                                             -----------           -----------
         Total Assets                                        $ 2,987,897           $ 2,775,809
                                                             ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Current installments on long-term debt                  $    32,100           $    34,648
     Bank loans                                                   94,746                86,869
     Accounts payable and accrued expenses                       517,638               539,582
     Estimated cost to complete long-term contracts              479,905               475,899
     Advance payments by customers                               101,232                74,821
     Income taxes                                                 40,402                28,457
                                                             -----------           -----------
         Total Current Liabilities                             1,266,023             1,240,276
Special-purpose project debt                                     325,311               288,066
Other long-term debt                                             358,602               266,338
Other long-term liabilities, deferred credits,
     postretirement benefits other than pensions
     and minority interest in subsidiary companies               332,098               333,421
Deferred income taxes                                             27,722                21,841
                                                             -----------           -----------
         Total Liabilities                                     2,309,756             2,149,942
                                                             -----------           -----------
Stockholders' Equity:
     Common stock                                                 40,651                40,498
     Paid-in capital                                             197,825               192,721
     Retained earnings                                           469,731               421,804
     Accumulated translation adjustment                          (29,771)              (28,861)
                                                             -----------           -----------
                                                                 678,436               626,162
     Less cost of treasury stock                                    (295)                 (295)
                                                             -----------           -----------
         Total Stockholders' Equity                              678,141               625,867
                                                             -----------           -----------
         Total Liabilities and Stockholders' Equity          $ 2,987,897           $ 2,775,809
                                                             ===========           ===========

See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                              Three Months Ended                         Nine Months Ended
                                                      ----------------------------------        ----------------------------------
                                                      September 27,        September 29,        September 27,        September 29,
                                                           1996                 1995                 1996                 1995
                                                      -------------        -------------        -------------        -------------
Revenues:
 Operating revenues                                    $   960,912          $   779,938          $ 2,775,363          $ 2,094,664
 Other income                                                7,598                7,676               25,174               22,825
                                                       -----------          -----------          -----------          -----------
Total revenues                                             968,510              787,614            2,800,537            2,117,489
                                                       -----------          -----------          -----------          -----------
Cost and expenses:
 Cost of operating revenues                                832,901              683,068            2,412,583            1,817,124
 Selling, general and administrative expenses               74,784               58,750              214,495              169,659
 Other deductions/minority interest                         20,683               14,968               58,913               43,821
                                                       -----------          -----------          -----------          -----------
        Total costs and expenses                           928,368              756,786            2,685,991            2,030,604
                                                       -----------          -----------          -----------          -----------
Earnings before income taxes                                40,142               30,828              114,546               86,885

Provision for income taxes                                  16,177               13,618               42,080               32,905
                                                       -----------          -----------          -----------          -----------
Net earnings                                           $    23,965          $    17,210          $    72,466          $    53,980
                                                       ===========          ===========          ===========          ===========
Weighted average number of common
 shares outstanding                                     40,620,729           35,865,814           40,576,513           35,843,712
                                                       ===========          ===========          ===========          ===========
Earnings per share                                     $       .59          $       .48          $      1.79          $      1.51
                                                       ===========          ===========          ===========          ===========
Cash dividends paid per common share                   $      .205          $      .195          $      .605          $      .575
                                                       ===========          ===========          ===========          ===========

See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                                             Nine Months Ended
                                                                   --------------------------------------
                                                                   September 27, 1996  September 29, 1995
                                                                   ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                         $  72,466           $  53,980
  Adjustments to reconcile net earnings
    to cash flows from operating activities:
      Depreciation and amortization                                       45,985              37,804
      Noncurrent deferred tax                                              8,889               8,646
      Other                                                               (4,212)             (4,303)
      Changes in assets and liabilities, net of acquisitions:
          Receivables                                                    (40,870)            (98,513)
          Contracts in process and inventories                           (38,630)           (107,117)
          Accounts payable and accrued expenses                          (28,474)             (1,685)
          Estimated cost to complete long-term contracts                   5,957              55,802
          Advance payments by customers                                   25,118              (7,314)
          Income taxes                                                    14,512               2,662
          Other assets and liabilities                                   (15,714)             (7,529)
                                                                       ---------           ---------
   NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES                       45,027             (67,567)
                                                                       ---------           ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                 (92,261)            (35,069)
    Proceeds from sale of properties                                       1,525                 740
    Increase in investments and advances                                  (5,567)            (18,348)
    (Increase)/decrease in short-term investments                        (23,876)             30,792
    Purchase of businesses (net of cash acquired)                            -0-             (15,503)
    Partnership distributions                                             (4,859)             (4,883)
                                                                       ---------           ---------
    NET CASH USED BY INVESTING ACTIVITIES                               (125,038)            (42,271)
                                                                       ---------           ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends to stockholders                                             (24,539)            (20,601)
   Proceeds from exercise of stock options                                 3,545                 618
   Increase in short-term debt                                             6,872             140,658
   Proceeds from long-term debt                                          149,677             208,300
   Repayment of long-term debt                                           (22,467)            (31,401)
                                                                       ---------           ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                             113,088             297,574

 Effect of exchange rate changes on cash and cash equivalents                 67               8,526
                                                                       ---------           ---------
 INCREASE IN CASH AND CASH EQUIVALENTS                                    33,144             196,262
 Cash and cash equivalents at beginning of year                          167,131             235,801
                                                                       ---------           ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 200,275           $ 432,063
                                                                       =========           =========
 Cash paid during period:
  -Interest (net of amount capitalized)                                $  23,155           $  27,456
  -Income taxes                                                        $  11,710           $  12,053

See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


1. The condensed consolidated balance sheet as of September 27, 1996, and the related condensed consolidated statements of earnings for the three and nine month periods and cash flows for the nine month periods ended September 27, 1996 and September 29, 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

      The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States, in which plaintiffs claim damages for personal injury alleged to arise from exposure to or use of asbestos. At September 27, 1996, there were approximately 91,500 claims pending. Approximately 31,000 new claims were filed in the nine month-period ended September 27, 1996 and approximately 17,300 were either settled or dismissed without payment. Any settlement costs not covered by the Corporation's insurance carriers were immaterial. The Corporation has agreements with insurance carriers covering a substantial portion of its potential costs relating to pending claims. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that the insurance will continue to adequately fund claims and defense costs relating to asbestos litigation.

      The Corporation accrues as a liability any "probable" losses relating to litigation and records as an asset related "probable" insurance recoveries.

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

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                   (Continued)


3. The Corporation maintains two revolving credit facilities with a syndicate of banks. One is a short-term revolving credit facility of $100,000 with a maturity of 364 days and the second is a $300,000 revolving credit facility with a maturity of four years (collectively, the "Revolving Credit Facilities"). The Revolving Credit Facilities contain two financial covenants. The first covenant is that the Consolidated Fixed Charges Coverage Ratio (as defined in the Revolving Credit Facilities) shall be greater than 2.5:1 for each period of four consecutive fiscal quarters. The Consolidated Fixed Charges Coverage Ratio for the period ending September 27, 1996 was 2.80:1. The Revolving Credit Facilities also require the Consolidated Leverage Ratio, as defined therein, not exceed 0.5:1. As of September 27, 1996, the ratio was 0.43:1.


4. A total of 2,406,146 shares were reserved for issuance under the stock option plans; of this total 1,303,916 were not under option.


5. Foster Wheeler Corporation had a backlog of firm orders as of September 27, 1996 of $6,915,541 as compared to a backlog as of September 29, 1995 of $5,849,649.


6. Earnings per share data have been computed on the weighted average number of shares of common stock outstanding. Outstanding stock options have been disregarded because their effect on earnings per share would not be significant.


7.   Interest income and cost for the following periods are:

                            Three Months Ended                 Nine Months Ended
                      ------------------------------    ------------------------------
                      September 27,    September 29,    September 27,    September 29,
                          1996             1995             1996             1995
                      -------------    -------------    -------------    -------------
Interest income          $ 5,266          $ 5,781          $14,958          $17,316
                         =======          =======          =======          =======
Interest cost            $14,335          $12,316          $44,684          $34,747
                         =======          =======          =======          =======

Included in interest cost is interest capitalized on self-constructed assets for the three and nine months ended September 27, 1996 of $562 and $4,297, respectively, compared to $230 and $571 for the comparable periods in 1995.

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

RESULTS OF OPERATIONS

Nine months ended September 27,1996 compared to nine months ended September
---------------------------------------------------------------------------
29,1995
-------

The Corporation's consolidated backlog at September 27, 1996 totaled $6,915.5 million, the highest in the history of the Corporation. This was an increase of $1,065.9 million or 18% over the amount reported for the same period in 1995. The dollar amount of backlog is not necessarily indicative of the future earnings of the Corporation related to the performance of such work. Although backlog represents only business which is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of backlog not to be performed. Backlog has been adjusted to reflect project cancellations, deferrals, and revised project scope and cost. The net reduction in backlog from project adjustments and cancellations for the nine months ended September 27, 1996 was $678.2 million, compared with $222.8 million for the nine months ended September 29, 1995. Furthermore, the Corporation's future award prospects include several large scale international projects and, because the large size and uncertain timing can create variability in the Corporation's contract awards, future award trends are difficult to predict with certainty.

The Engineering and Construction (E & C) Group, had a backlog of $4,783.2 million at September 27, 1996, which represented a 10% increase from September 29, 1995 due primarily to the growth of orders reported by the French and the U.S. environmental subsidiaries. The Energy Equipment Group had backlog of $1,785.0 million at September 27, 1996, a 47% increase from backlog at September 29, 1995 due primarily to the acquisition of the power generation business of A. Ahlstrom Corporation (Pyropower) on September 30, 1995.

New orders awarded for the nine months ended September 27, 1996 of $3,913.4 million were 32% higher than new orders awarded for the nine months ended September 29, 1995 of $2,963.1 million. Approximately 54% of new orders in the nine months ended September 27, 1996 were for projects awarded to the Corporation's subsidiaries located outside the United States. Key geographic regions contributing to new orders awarded for the nine months ended September 27, 1996 were the United States, China, Europe and the Middle East. The principal reasons for the increase in new orders awarded for the nine months ended September 27, 1996 as compared to the same period in 1995 were the significant awards made to the U.S. subsidiaries of $954.1 million and the Italian subsidiary of $721.7 million in the E & C Group, as well as orders awarded to the Energy Equipment Group in North America of $769.6 million.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
        (CONTINUED)

Operating revenues increased in the nine months ended September 27, 1996 by $680.7 million compared to the nine months ended September 29, 1995 to $2,775.4 million from $2,094.7 million. The Energy Equipment Group was primarily responsible for the increase in operating revenues, accounting for approximately 66% of this increase, or $449.5 million. Of the increase in the Energy Equipment Group's operating revenues, $383.3 million was related to the power generation business and was primarily attributable to the Pyropower acquisition. The balance of the increase is primarily related to the operations of the Italian and Spanish affiliates of the E & C Group.

Gross earnings increased $85.2 million to $362.8 million from $277.6 million or 31% in the nine months ended September 27, 1996 as compared with the nine months ended September 29, 1995. The E & C Group was responsible for approximately $10.0 million of the increase in gross earnings, while the Energy Equipment Group accounted for $67.9 million of the increase in gross earnings. The increase in the Energy Equipment Group was primarily due to the acquisition of Pyropower in September, 1995.

Selling, general and administrative expenses increased 26% in the nine months ended September 27, 1996 as compared with the same period in 1995, from $169.7 million to $214.5 million. The Energy Equipment Group accounted for approximately 87% of the increase in selling, general and administrative expenses, which was primarily due to the acquisition of Pyropower and Zack Power and Industrial Co. Approximately $6.4 million of the increase in selling, general, and administrative expenses was attributable to the Power Systems Group in the United States.

Other income in the nine months ended September 27, 1996 as compared with September 29, 1995 increased to $25.2 million from $22.8 million. Approximately 59% of other income in the nine months ended September 27, 1996 was interest income, compared to 76% for the nine months ended September 1995. The increase in other income was primarily attributable to an increase in foreign exchange gains.

Other deductions in the nine months ended September 27, 1996 increased $13.3 million, primarily due to higher interest expense and the increase in amortization of intangible assets due to the Pyropower acquisition.

Net earnings increased by $18.5 million or 34% to $72.5 million for the nine months ended September 27, 1996 as compared to the same period in 1995. The Energy Equipment Group reported increased net earnings of $15.5 million primarily as a result of the Pyropower acquisition. The E & C Group also reported increased net earnings of $4.0 million, primarily due to the improved results of the Spanish subsidiary and the U.S. environmental subsidiary.

Three months ended September 27, 1996 compared to three months ended September
------------------------------------------------------------------------------
29, 1995
--------

New orders awarded for the three months ended September 27, 1996 of $1,257.7 million were 13% higher than new orders awarded for the three months ended September 29, 1995 of $1,113.8 million. Approximately 31% of new orders in the three months ended September 27, 1996 were for projects awarded to the Corporation's subsidiaries located outside the United States.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
        (CONTINUED)


The Energy Equipment Group reported an increase of $358.6 million, primarily due to its North American affiliates. This increase was partially offset by the decrease reported by the Engineering and Construction Group.

Operating revenues increased in the three months ended September 27, 1996 by $181.0 million compared to the three months ended September 29, 1995 to $960.9 million from $779.9 million. The Energy Equipment Group was primarily responsible for the increase in operating revenues, accounting for 61% of this increase, or $109.6 million. Of the increase in the Energy Equipment Group's operating revenues, $99.5 million was related to the power generation business and was primarily due to the acquisition of Pyropower. The balance of the increase in primarily related to the operations of the Italian affiliate of the E & C Group.

Gross earnings increased $31.1 million to $128.0 million from $96.9 million or 32% in the three months ended September 27, 1996 as compared with the three months ended September 29, 1995. The Energy Equipment Group accounted for approximately 78% of the increase.

Selling, general and administrative expenses increased 27% in the three months ended September 27, 1996 as compared with the same period in 1995, from $58.8 million to $74.8 million. Approximately 75% of the increase was due to the power generation business in the Energy Equipment Group, largely as a result of the Pyropower acquisition.

Net earnings increased by $6.8 million or 39% for the three months ended September 27, 1996 as compared to the same period in 1995, from $17.2 million to $24.0 million. The increase was primarily due to the increased earnings in the Energy Equipment Group's power generation business of $5.9 million or 87%, with the balance attributed to the E & C Group's Italian affiliate of $1.4 million.

FINANCIAL CONDITION

The Corporation's consolidated financial condition improved during the nine months ended September 27, 1996 as compared to December 29, 1995. Stockholders' equity for the nine months ended September 27, 1996 increased $52.3 million.

During the nine months ended September 27, 1996, the Corporation's long-term investments in land, buildings and equipment were $92.3 million as compared with $35.1 million for the comparable period in 1995. Approximately $56 million was invested by the Power Systems Group in build, own and operate projects during the first nine months of 1996. During the next few years, capital expenditures will continue to be directed primarily toward strengthening and supporting the Corporation's core businesses.

Since December 29, 1995, long-term debt, including current installments, and bank loans increased by $134.1 million, net of repayments of $22.5 million, primarily due to borrowings to fund the investments in build, own and operate projects and to fund current working capital requirements.

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

In connection with the acquisition of Pyropower, the Corporation recorded a one-time pretax reorganization provision in the fourth quarter of 1995 of $50.1 million. This provision related to the reorganization of the operations of the Energy Equipment Group that existed before the acquisition of Pyropower. In general, the reorganization is proceeding in accordance with the overall plan. Management of the Corporation does not anticipate any significant variations from the initial estimates, including the cash impact. To date, the Corporation has incurred approximately 80% of the estimated expenses, and expects to be substantially complete with the plan by the end of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $200.3 million at September 27, 1996, an increase of $33.1 million from fiscal year end 1995. In addition, short-term investments increased by $28.1 million to $141.0 million. During the first nine months of fiscal 1996, the Corporation paid $24.5 million in dividends to stockholders and repaid debt of $22.5 million. Cash flow provided by operating activities amounted to $45.0 million. New borrowings totaled $156.5 million, resulting from investments by the Power Systems Group in build, own and operate projects and requirements to fund current working capital needs. In total, the Power Systems Group invested approximately $56.0 million in the construction of waste-to-energy, cogeneration and hydrogen plants.

Over the last several years working capital needs have increased as a result of the Corporation satisfying its customers' requests for more favorable payment terms under contracts. Such requests generally include reduced advance payments and more favorable payment schedules. Such terms, which require the Corporation to defer receipt of payments from its customers, have had a negative impact on the Corporation's available working capital. The management of the Corporation expects its customers' requests for more favorable payment terms under the Energy Equipment contracts to continue as a result of the competitive markets in which the Corporation operates. The Corporation intends to satisfy its continuing working capital needs by borrowing under its Revolving Credit Facilities, through internal cash generation and third-party financings in the capital markets. The Corporation's pricing of contracts recognizes costs associated with the use of working capital.

The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States, in which plaintiffs claim damages for personal injury alleged to have arisen from the exposure or use of asbestos.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
        (CONTINUED)


At September 27, 1996, there were approximately 91,500 claims pending. Approximately 31,000 new claims were filed in the nine-month period ended September 27, 1996 and approximately 17,300 were either settled or dismissed without payment. Any settlement costs not covered by the Corporation's insurance carriers were immaterial. The Corporation has agreements with insurance carriers covering a substantial portion of its potential costs relating to pending claims. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

Management of the Corporation believes that cash and cash equivalents of $200.3 million and short-term investments of $141.0 million at September 27, 1996, combined with cash flows from operating activities, amounts available under its Revolving Credit Facilities and access to third-party financings in the capital markets will be adequate to meet its working capital and liquidity needs for the foreseeable future.

SAFE HARBOR STATEMENT

Information provided by the Corporation in reports such as this report on Form 10-Q, in press releases and in statements made by employees in oral discussions, to the extent the information is not historical fact, constitutes "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward looking statements by their nature involve risk and uncertainty.

The Corporation cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ from those expected by the Corporation: changes in the rate of economic growth in the United States and in other major international economies; significant changes in investment by the energy industries; changes in project schedules; significant changes in trade, global political conditions, monetary and fiscal policies worldwide; and, currency fluctuations worldwide.

                           PART II. OTHER INFORMATION

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

       a)     Exhibits

              Exhibit
              Number                     Exhibit
              -------                    -------

              3.1 Articles of Incorporation-Restated Certificate of Incorporation as amended and filed with the Secretary of State of New York on August 12, 1996, and as filed as part of this report.

              12-1 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Preferred Share Dividend Requirements

              27                         Financial Data Schedule (For the
                                         informational purposes of the
                                         Securities and Exchange Commission
                                         only.)

              b)  Reports on Form 8-K
                  -------------------
                  None

                           PART II. OTHER INFORMATION

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FOSTER WHEELER CORPORATION
                                    --------------------------
                                           (Registrant)


Date:  November 11, 1996            /S/ Richard J. Swift
       -----------------            --------------------

                                    Richard J. Swift
                                    (Chairman, President and
                                    Chief Executive Officer)


Date:  November 11, 1996            /S/ David J. Roberts
       -----------------            --------------------

                                    David J. Roberts
                                    (Vice President and
                                    Chief Financial Officer)

                                EXHIBIT INDEX


Exhibit
Number                     Exhibit
-------                    -------

 3.1 Articles of Incorporation-Restated Certificate of Incorporation as amended and filed with the Secretary of State of New York on August 12, 1996, and as filed as part of this report.

 12-1                       Statement of Computation of
                            Consolidated Ratio of Earnings to Fixed
                            Charges and Preferred Share Dividend
                            Requirements

 27                         Financial Data Schedule (For the
                            informational purposes of the
                            Securities and Exchange Commission
                            only.)