Form 10-K
period 1996-12-27
FOSTER WHEELER CORP
filed 1997-03-21
CIK 38321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 1-286-2

                           FOSTER WHEELER CORPORATION
             (Exact Name of Registrant as specified in its charter)
             ------------------------------------------------------

       NEW YORK                                           13-1855904
(State of incorporation)                    (I.R.S. Employer Identification No.)

PERRYVILLE CORPORATE PARK, CLINTON, NEW JERSEY              08809-4000
(Address of Principal Executive Offices)                    (Zip Code)

                                 (908) 730-4000
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(b)
                                   OF THE ACT:

  FOSTER WHEELER CORPORATION                         NEW YORK STOCK EXCHANGE
COMMON STOCK, $1.00 PAR VALUE                    (Name of Each Exchange on Which
        (Title of Class)                                    Registered)

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                 --------------
                                 Title of Class

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 X  Yes     No
---     ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 14, 1997, 40,624,646 shares of the Registrant's Common Stock, excluding stock held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by nonaffiliates of the Registrant on such date was approximately $1,558,970,790 (based on the last price on that date of $38.375 per share).

    List hereunder the following documents if incorporated by reference, and the Part of the Form 10-K into which the document is incorporated:

                       DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents if incorporated by reference, and the Part of the Form 10-K into which the document is incorporated:

    (1) Portions of the Registrant's Proxy Statement dated March 21, 1997 filed with the Commission are incorporated by reference in Part III of this report.
    (2) The Financial Section of the Annual Report to Stockholders (pages 25-47) for the fiscal year ended December 27, 1996, is incorporated by reference in Part I and Part II of this report.

                           FOSTER WHEELER CORPORATION

                          1996 Form 10-K Annual Report

                                Table of Contents

                                                                      Page
                                                                      ----
                                     Part I

Item   1.   Business                                                  3 - 7
       2.   Properties                                                8 - 12
       3.   Legal Proceedings                                         12
       4.   Submission of Matters to a Vote of Security Holders       12
            Executive Officers of the Registrant                      13

                                     Part II

       5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters                                       14
       6.   Selected Financial Data                                   14
       7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations             15
       8.   Financial Statements and Supplementary Data               15
       9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                       15

                                    Part III

      10.   Directors and Executive Officers of the Registrant        16
      11.   Executive Compensation                                    16
      12.   Security Ownership of Certain Beneficial Owners and
            Management                                                16
      13.   Certain Relationships and Related Transactions            16

                                     Part IV

      14.   Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K                                   17 - 26


This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

GENERAL DEVELOPMENT OF BUSINESS:
--------------------------------

Foster Wheeler Corporation was incorporated under the laws of the State of New York in 1900. Executive offices of Foster Wheeler Corporation are at Perryville Corporate Park, Clinton, New Jersey, 08809-4000 (Telephone (908) 730-4000). Except as the context otherwise requires, the terms "Foster Wheeler" or the "Corporation" as used herein includes Foster Wheeler Corporation and its subsidiaries.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:
----------------------------------------------
Incorporated by reference to Note 18 on page 47 in the Notes to Financial Statements in Foster Wheeler's Annual Report to Stockholders for the year ended December 27, 1996.

NARRATIVE DESCRIPTION OF BUSINESS:
----------------------------------
The business of the Corporation and its subsidiaries falls within three business groups. The ENGINEERING AND CONSTRUCTION GROUP designs, engineers and constructs petroleum, chemical, petrochemical and alternative-fuels facilities and related infrastructure, including power generation and distribution facilities, production terminals, pollution control equipment and water treatment facilities and process plants for the production of fine chemicals, pharmaceuticals, dyestuffs, fragrances, flavors, food additives and vitamins. Also, the E&C Group provides a broad range of environmental remediation services, together with related technical, design and regulatory services. The ENERGY EQUIPMENT GROUP designs, manufactures and erects steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and other municipal solid waste, waste wood and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOx burners. Site services related to these products encompass plant erection, maintenance engineering, plant upgrading and life extension, and plant repowering. In addition, this Group provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. The Energy Equipment Group also provides proprietary solutions and systems for many separation applications and manufacturers highly-engineered chemical separation equipment for the petroleum refining, petrochemical, chemical and gas processing industries. The POWER SYSTEMS GROUP utilizes Foster Wheeler strengths in design, engineering, manufacturing and construction to build, own or lease, and operate cogeneration, independent power production and resource recovery facilities as well as facilities for the process and petrochemical industries. This Group generates revenues from construction and operating activities pursuant to long-term off-take and operating and maintenance agreements and from returns on its equity positions. A special-purpose subsidiary established for each new project manages that project from the permitting stage through plant construction and operation. All of the special-purpose subsidiary project debt is limited-recourse. This Group refinances its equity interest in selected projects from time to time when such refinancing will result in risk mitigation, a lower effective financing cost or a potential increased return on investment.

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

Effective September 30, 1995, the Corporation acquired the power generation business of A. Ahlstrom Corporation ("Pyropower") for approximately $200,000,000 including acquisition costs. The preliminary purchase price allocation was adjusted by $80.0 million in the fourth quarter of 1996, based upon a final calculation of assets acquired and liabilities assumed. The quarterly earnings previously reported were not significantly impacted by this change. Also, during September 1995, the Corporation finalized (i) the purchase for approximately $2,500,000 of the assets of Zack Power & Industrial Co., a construction company in Gary, Indiana, and (ii) the purchase for approximately $16,000,000 of the assets of TPA, Inc., a supplier of sulfur-recovery equipment based in Dallas, Texas.

Foster Wheeler markets its services and products through a staff of sales and marketing personnel and through a network of sales representatives. The businesses of its industry groups are not seasonal nor are they dependent on a limited group of customers. No one customer accounted for 10 percent or more of Foster Wheeler's consolidated revenues in fiscal 1996, 1995 and 1994, although in any given year one customer could contribute significantly to such revenues.

The materials used in Foster Wheeler's manufacturing and construction operations are obtained from both domestic and foreign sources. Materials, which consist mainly of steel products and manufactured items, are heavily dependent on foreign sources, particularly for overseas projects. Generally, lead time for delivery of materials does not constitute a problem.

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

Foster Wheeler had a backlog of firm orders as of December 27, 1996 of $7,135,400,000 as compared to a backlog as of December 29, 1995 of $6,474,000,000. The elapsed time from the award of a contract to completion of performance may be up to four years. The dollar amount of backlog is not necessarily indicative of the future earnings of the Corporation related to the performance of such work. Although backlog represents only business which is considered firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of backlog not to be performed.

The backlog by major industry segments as of December 27, 1996 and December 29, 1995 is as follows:

                                       1996              1995
                                       ----              ----
  Engineering and
    Construction               $4,958,200,000    $4,566,600,000
  Energy Equipment              1,763,400,000     1,651,600,000
  Power Systems                   384,900,000       227,000,000
  Corporate and Financial
    Services                       28,900,000        28,800,000
                             ----------------  ----------------

                               $7,135,400,000    $6,474,000,000
                             ================  ================

The Power Systems Group projects consist of the following:


   PLANT LOCATION                       TYPE AND SIZE UNIT                     FUEL                       OPERATION
   --------------                       ------------------                     ----                       ---------

Martinez, California                    99.9 MW Cogeneration                   Refinery Gas/NG            1987
Chapleau, Ontario, Canada               360 Ton/Day Wood Waste                 Wood Waste                 1987
Gilberton, Pennsylvania                 80 MW Cogeneration                     Waste Coal                 1988
Mt. Poso, California                    49.5 MW Cogeneration                   Coal                       1989
Charleston, South Carolina              600 Ton/Day Waste-to-Energy            Refuse                     1989
Mt. Carmel, Pennsylvania                40 MW Cogeneration                     Waste Coal                 1990
ACE, California                         96 MW Cogeneration                     Coal                       1991
Camden County, New Jersey               1050 Ton/Day Waste-to-Energy           Refuse                     1991
Hudson Falls, New York                  400 Ton/Day Waste-to-Energy            Refuse                     1992
University of Minnesota                 Heating Plant Operation and Upgrade    Coal/Gas/Oil               1992
InterPower, Pennsylvania                102 MW Power                           Waste Coal                 1995
Concepcion, Chile                       8 MM SCFD Hydrogen Plant               --                         1996
Robbins, Illinois                       1600 Ton/Day Waste-to-Energy*          Refuse/RDF                 1996

======================================================================================================================

Lisbon, Portugal                        2200 Ton/Day Waste-to-Energy           Refuse                     Construction
Lagoven, Venezuela                      50 MM SCFD Hydrogen Plant              --                         Construction
Concepcion, Chile                       65 MW Cogeneration Plant Plus          Coke                       Construction
                                        12,000 Barrels/Day Coker and
                                        7014 Barrels/Day Hydrotreater
Comunanza, Italy                        145 MW Cogeneration                    Natural Gas                Construction
Teverola, Italy                         145 MW Cogeneration                    Natural Gas                Construction
University of Minnesota                 15 MW Cogeneration                     Coal/Gas/Oil               Construction
Wilkes-Barre, Pennsylvania              40 MW Small Power                      Wood Waste                 Permitting

======================================================================================================================
* Includes Recycling.
----------------------------------------------------------------------------------------------------------------------

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

Foster Wheeler is continually engaged in research and development efforts both in performance and analytical services on current projects and in development of new products and processes. During 1996, approximately $16,900,000, and in 1995 and 1994, $11,100,000 and $9,800,000 respectively, was spent on Foster Wheeler sponsored research activities. During the same periods, approximately $29,600,000, $25,900,000 and $38,200,000, respectively, was spent on research activities that were paid for by customers of Foster Wheeler.

Foster Wheeler and its domestic subsidiaries are subject to certain Federal, state and local environmental, occupational health and product safety laws. Foster Wheeler believes all its operations are in compliance with such laws and does not anticipate any material capital expenditures or adverse effect on earnings or cash flows in maintaining compliance with such laws.

Foster Wheeler had approximately 12,085 full-time employees on December 27, 1996. Following is a tabulation of the number of full-time employees of Foster Wheeler in each of its industry segments on the dates indicated:

                             December 27,     December 29,     December 30,
                                 1996             1995             1994
                             ------------     ------------     ------------
     Engineering and
        Construction             7,130           7,560           7,940
     Energy Equipment            4,350           4,540           3,200
     Power Systems                 410             390             360
     Corporate and Financial
        Services                   195             160             185
                             ---------       ---------       ---------

                                12,085          12,650          11,685
                              ========        ========        ========

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES:
-----------------------------------------------------------------------------
Incorporated by reference to Note 18 on page 47 in the Notes to Financial Statements in Foster Wheeler's Annual Report to Stockholders for the year ended December 27, 1996.

ITEM 2.  PROPERTIES
-------------------

   COMPANY AND
 (INDUSTRY SEGMENT*)
                                                                      BUILDING      LEASE
 LOCATION                  USE                       LAND AREA        SQUARE FEET   EXPIRES
 --------                  ---                       ---------        -----------   -------
Foster Wheeler Corporation  (CF)
--------------------------------
New York City, New York    Executive Offices         --                 1,148        1998

Livingston, New Jersey     General Office
                            & Engineering             31.0  acres     288,000 (2)

Union Township,            Undeveloped               203.8  acres     --
New Jersey                 General Office
                            & Engineering             29.4  acres     294,000
                           General Office
                            & Engineering             21.0  acres     292,000        2003
                           Storage and Reproduction
                            Facilities                10.8  acres      30,400

Livingston, New Jersey     Research Center             6.7  acres      51,355

Bedminster, New Jersey     Office                     10.72 acres     135,000 (1)(3)

Bridgewater, New Jersey    Undeveloped               100.4  acres     --      (4)

Bridgewater, New Jersey    Under construction         17.5  acres     238,000 (4)

Foster Wheeler Energy Corporation  (EE)
---------------------------------------
Dansville, New York        Manufacturing
                            & Offices                 82.4  acres     513,786

McGregor, Texas            Storage
                            Facilities                15.0  acres      24,000

Foster Wheeler USA Corporation  (EC)
------------------------------------
Houston, Texas             General Offices            --               71,058        2003

Foster Wheeler Iberia, S.A.  (EC)
---------------------------------
Madrid, Spain              Office & Engineering        4.2 acres       82,500

Foster Wheeler France  (EC)
---------------------------
Paris, France              Office & Engineering       --               86,555 (1)

Foster Wheeler  (Thailand) Limited  (EC)
----------------------------------------
Sriracha, Thailand         Office & Engineering       --               26,400        1997

   COMPANY AND
(INDUSTRY SEGMENT*)
                                                                      BUILDING      LEASE
 LOCATION                  USE                       LAND AREA        SQUARE FEET   EXPIRES
 --------                  ---                       ---------        -----------   -------
Foster Wheeler Limited (England) (EC)
-------------------------------------
Glasgow, Scotland          Office & Engineering       --               27,610       1997

Reading, England           Office & Engineering       --              288,472       1997/2016

Teeside, England           Office & Engineering       --               18,100       1997/2014

Foster Wheeler Limited (Canada) (EE)
------------------------------------
Niagara-On-The-Lake,
Ontario                    Office Building            34.5  acres      86,000 (1)

Port Robinson, Ontario     Undeveloped Land           17.0  acres       --

Foster Wheeler Andina, S.A. (EC)
--------------------------------
Bogota, Colombia           Office & Engineering        2.25 acres      75,000

Foster Wheeler Energia, S.A. (EE)
---------------------------------
Tarragona, Spain           Manufacturing
                            & Office                  11.96 acres      77,794

Madrid, Spain              Office Building             1.26 acres      27,500

Foster Wheeler Italiana, S.p.A. (EC)
------------------------------------
Milan, Italy
   (via S. Caboto,1)       Office & Engineering       --              161,400       2001

Milan, Italy
   (via S. Caboto,7)       Office & Engineering       --              133,000       2002

Birlesik Insaat ve Muhendislik A.S. (BIMAS) (EC)
------------------------------------------------
Istanbul, Turkey           Engineering & Office       --               20,000       2000

Ullrich Copper, Inc. (CF)
-------------------------
Kenilworth, New Jersey     Manufacturing              --               90,000       1998

Greenwood,
South Carolina             Warehouse                  --               10,000       1998

   COMPANY AND
(INDUSTRY SEGMENT*)


                                                                    BUILDING      LEASE
 LOCATION                  USE                     LAND AREA        SQUARE FEET   EXPIRES
 --------                  ---                     ---------        -----------   -------
Foster Wheeler Eastern Private Limited (EC)
-------------------------------------------
Singapore                  Office & Engineering    --               25,000        1999

Foster Wheeler Environmental Corporation (EC)
---------------------------------------------
Atlanta, Georgia           General Offices                          31,238        1999

Bellevue, Washington       General Offices                          53,545        1999

Boston, Massachusetts      General Offices                          26,326        1999

Lakewood, Colorado         General Offices                          37,263        2000

Oak Ridge, Tennessee       General Offices                          14,494        1999

Sacramento, California     General Offices                          10,271        1997

Costa Mesa, California     General Offices                          14,754        2000

Foster Wheeler Power Systems, Inc. (PS)
---------------------------------------
Martinez, California       Cogeneration Plant      6.4 acres        --

Mt. Carmel,                Cogeneration Plant      105 acres        --            2010
Pennsylvania

Charleston,                Waste-to-Energy          18 acres        --            2010
South Carolina              Plant

Hudson Falls, New York     Waste-to-Energy          11.2 acres      --
                            Plant

Camden, New Jersey         Waste-to-Energy          18 acres        --            2011
                            Plant

Robbins, Illinois          Waste-to-Energy
                            Plant
                           Facility Site            16.1 acres      --            2029
                           Laydown Site             14.6 acres      --            2029

Talcahuano, Chile          Cogeneration Plant       21 acres        --            2028

Foster Wheeler Pyropower, Inc. (EE)
-----------------------------------
San Diego, California      General Offices           9.25 acres     86,000

San Diego, California      General Offices           2.5 acres      38,000(1)

   COMPANY AND
(INDUSTRY SEGMENT*)


                                                                 BUILDING      LEASE
 LOCATION                  USE                  LAND AREA        SQUARE FEET   EXPIRES
---------                  ---                  ---------        -----------   -------
Foster Wheeler Energia OY (EE)
------------------------------
Varkhaus, Finland     Manufacturing & Offices   22 acres         366,527

Karhula, Finland      Research Center           12.84 acres       15,100       2095
                      Office Laboratory                           57,986

Kouvola, Finland      Manufacturing & Offices    9.09 acres       79,903

Kaarina, Finland      Office                                      24,762       1998

Helsinki, Finland     Office                                      11,841       1999

Foster Wheeler Energia, FAKOP, Ltd. (EE)
----------------------------------------
Sosnowiec, Poland     Manufacturing & Offices   15.57 acres      231,688

Glitsch International, Inc. (EE)
--------------------------------
Dallas, Texas         Manufacturing
                       & Office                 38.0 acres       505,644

Houston, Texas        Warehouse & Office         2.83 acres       18,000

Uxbridge, Ontario,    Manufacturing             12.0 acres        84,500
Canada

Camrose, Alberta,     Undeveloped Land          20.0 acres            --
Canada

Aprilia, Italy        Manufacturing             20.5 acres        72,000

Parsippany,           Manufacturing
New Jersey             & Office                  8.3 acres        63,790

Kirkby Stephen, U.K.  Manufacturing
                       & Office                  2.4 acres        42,000

Arles, France         Manufacturing
                       & Office                  5.1 acres        70,736

__________________
*Designation of Industry Groups:  EC  - Engineering and Construction
                                  EE  - Energy Equipment
                                  PS  - Power Systems
                                  CF  - Corporate & Financial Services
                                  ------------------------------------

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

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
Incorporated by reference to Note 13 on page 43 in the Notes to Financial Statements in Foster Wheeler's Annual Report to Stockholders for the year ended December 27, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
NONE

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
In accordance with General Instruction G (3) of Form 10-K information regarding executive officers is included in PART I.

The executive officers of Foster Wheeler, all of whom have held executive positions with Foster Wheeler or its subsidiaries for more than the past five years, except Messrs. Bartoli and O'Brien are as follows:

  NAME                   AGE                    POSITION
  ----                   ---                    --------

Richard J. Swift         52       Chairman, President and Chief Executive Officer
David J. Roberts         52       Vice Chairman and Chief Financial Officer
N. William Atwater       62       Executive Vice President - Engineering and
                                       Construction Group
Henry E. Bartoli         50       Senior Vice President - Energy Equipment Group
                                  (Vice President and General Manager, 1987-1992,
                                  Burns and Roe Company.)
Claudio Ferrari          60       Senior Vice President - Power Systems Group
Lisa Fries Gardner       40       Vice President, Secretary  and Chief Compliance Officer
Robert D. Iseman         48       Vice President and Treasurer
Thomas R. O'Brien        58       Senior Vice President and General Counsel
                                  (Partner in the law firm of Wolff & Samson,
                                  1986-1993.)
James E. Schessler       51       Vice President - Human Resources and Administration
George S. White          60       Vice President and Controller

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
--------------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------
Incorporated by reference to Note 12 on page 43 in Foster Wheeler's Annual Report to Stockholders for the year ended December 27, 1996. The Corporation's common stock is traded on the New York Stock Exchange. The approximate number of stockholders of record as of December 27, 1996 was 6,991.



ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
                (In Thousands of Dollars, Except Per Share Data)

                               1996                 1995*                1994              1993              1992
                            ----------           ----------           ----------        ----------        ----------

Revenues                    $4,040,611           $2,081,930           $2,271,123        $2,654,505        $2,529,464

Earnings before
 accounting change              82,240(1)            28,534(2)            65,410            52,704            45,504(3)

Earnings per share
 before accounting
 change                           2.03                  .79                 1.83              1.62              1.28(3)

Total assets                 3,510,334            2,975,809            2,140,334         1,806,201         1,763,264

Long-term borrowings
 (including current
 installments)                 829,043              589,052              499,202           429,264           439,578

Cash dividends per
 common share                      .81                  .77                  .72              .645              .585



    (1)  Includes a provision of $15,600 ($.38 per share) for asbestos claims.
    (2) Includes a provision of $46,500 ($1.28 per share) for reorganization costs.
    (3) As of the beginning of 1992, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The effect of the accounting change at the beginning of 1992 was a charge to earnings of $91,259 after tax and valuation allowance, or $2.57 per share.

* During the fourth quarter of 1995, the Corporation acquired the power-generation business of A. Ahlstrom Corporation, "Pyropower".

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Incorporated by reference to pages 26 to 32 in Foster Wheeler's Annual Report to Stockholders for the year ended December 27, 1996.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------------------------------------------------------

Incorporated by reference to the following sections of Foster Wheeler's Annual Report to Stockholders for the year ended December 27, 1996:

      A. Consolidated Balance Sheet, December 27, 1996 and December 29, 1995 (page 33)

      B. Consolidated Statement of Earnings for the years ended December 27, 1996; December 29, 1995; and December 30, 1994 (page 34)

      C. Consolidated Statement of Changes in Stockholders' Equity for the years ended December 27, 1996; December 29, 1995; and December 30, 1994 (page
         35)

      D. Consolidated Statement of Cash Flows for the years ended December 27, 1996; December 29, 1995; and December 30, 1994 (page 36)

      E. Notes to Consolidated Financial Statements (pages 37-47)

      F. Report of Independent Accountants (page 34)

Schedules Required by Regulation S-X
------------------------------------

NOTE: All schedules are omitted because they are either not applicable or not required or the information is shown elsewhere in the financial statements or in the notes thereto.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------
NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Incorporated by reference to pages 1-4 of Foster Wheeler's Proxy Statement, dated March 21, 1997, for the Annual Meeting of Stockholders to be held April 28, 1997. Certain information regarding executive officers is included in Part I hereof in accordance with General Instruction G (3) of Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Incorporated by reference to pages 6-12 of Foster Wheeler's Proxy Statement, dated March 21, 1997, for the Annual Meeting of Stockholders to be held April 28, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
          MANAGEMENT
          ----------

Incorporated by reference to pages 2-5 of Foster Wheeler's Proxy Statement, dated March 21, 1997, for the Annual Meeting of Stockholders to be held April 28, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
------------------------------------------------------------------
          FORM 8-K
          --------

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

     3 The following Exhibits are required by Item 601 of Regulation S-K and by paragraph (c) of Item 14 of Form 10-K:

     3.1 Copy of Restated Certificate of Incorporation of Foster Wheeler Corporation, dated August 12, 1996 (filed as Exhibit 3.1 to Foster Wheeler Corporation's 1996 Quarterly Report on Form 10-Q for the quarter ended September 27, 1996 and incorporated herein by reference).

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

     12 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Preferred Shares Dividend Requirements (Page 26)

     13 Except for those portions thereof which are expressly incorporated by reference in this filing, the Financial Section of the Annual Report to Stockholders of Foster Wheeler Corporation (pages 25-47) for the fiscal year ended December 27, 1996 is furnished for the informational purposes of the Commission and is not deemed "filed" as part of this filing.

     21    Subsidiaries of the registrant (pages 19-21)

     23    Consent of independent accountants (page 23)

     27 Financial data schedule (for the informational purposes of the Commission only).

     (b)   Current Reports on Form 8-K:

           NONE

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

                                   EXHIBIT 21
                         SUBSIDIARIES OF THE REGISTRANT
                         ------------------------------

FOSTER WHEELER CORPORATION (PARENT)
PRINCIPAL CONSOLIDATED, WHOLLY OWNED SUBSIDIARIES (DIRECTLY OR INDIRECTLY)

Listed by Jurisdiction of Organization

AUSTRALIA
Foster Wheeler Australia Pty. Ltd., Melbourne

BELGIUM
Otto York, N.V., Merksem

BERMUDA
FW Management Operations, Ltd., Hamilton
Foster Wheeler Trading Co. Ltd., Hamilton
Power Systems International, Ltd., Hamilton
York Jersey Liability Ltd., Hamilton

BRAZIL
Foster Wheeler do Brasil Ltda., Rio De Janeiro

CANADA
Foster Wheeler Limited, St. Catharines
Les Chaudieres Foster Wheeler Inc., Quebec
Chapleau Co-generation Ltd., Chapleau
Foster Wheeler Canadian Resources Limited, Alberta
Foster Wheeler Fired Heaters, Ltd., Calgary
Glitsch Canada, Ltd., Uxbridge, Ontario
La Societe D'Energie Foster Wheeler Ltd., Quebec

CHANNEL ISLANDS
FW Channel Islands Limited, Jersey

CHILE
Foster Wheeler Chile, S.A., Santiago de Chile

CHINA, PEOPLES REPUBLIC OF
Foster Wheeler Power Machinery Company Limited,
   Guangdong Province

CZECH REPUBLIC
Glitsch A.S., Prikop

ENGLAND
Foster Wheeler Limited, Reading
Foster Wheeler Energy Ltd., Reading
Foster Wheeler (India) Ltd., Reading
Foster Wheeler (Northern) Ltd., Reading
Foster Wheeler (Pacific) Ltd., Reading
Foster Wheeler Petroleum Development Ltd., Reading
Foster Wheeler World Services, Ltd., Reading
FW Management Operations (U.K.) Ltd., Reading
Glitsch (U.K.) Ltd., Kirkby Stephen Cumbria
Glitsch Field Services, Ltd., Dorking
Foster Wheeler (Indonesia) Ltd., Reading
Foster Wheeler Petroleum Development & Associates Ltd., Reading
Foster Wheeler Petroleum Development (Norway) Ltd., Reading

FINLAND
Foster Wheeler Energia, OY, Helsinki
Foster Wheeler Service OY, Kouvola



FRANCE
Foster Wheeler France, S.A., Paris
Foster Wheeler Conception Etudes Entretien, Paris
Foster Wheeler World Services, France, S.A., Paris
Glitsch France, S.A., Arles
Societe Fonciere-Bourdonnais Rivoli, S.A., Paris

GERMANY
Glitsch GmBH, Oberhausen
Foster Wheeler Energie GmbH, Dusseldorff

GREECE
Foster Wheeler Hellas Engineering and Construction AE, Athens

INDIA
Glitsch Process India, Ltd., Bombay

ITALY
Foster Wheeler Italiana, S.p.A., Milan
Steril, S.p.A., Milan
Foster Wheeler World Services, S.p.A., Rome
Glitsch Italiana, S.p.A., Campoverde
FW Financial Services S.p.A., Milan
Foster Wheeler Environmental Italia, Srl, Milan
Pesaro Energia S.r.l., Pesaro
World Services Italia S.p.A., Milan

JAPAN
Glitsch Japan Corporation, Kawasaki

MALAYSIA
Foster Wheeler (Malaysia) Sdn. Bhd., Kualau Lumper

MEXICO
Foster Wheeler Ingenieros y Constructores, S.A. de C.V.
   Quadalajara

NETHERLANDS ANTILLES
Foster Wheeler N.V., Curacao

NETHERLANDS
FW Europe, B.V., Amsterdam
Foster Wheeler Europe, B.V., Amsterdam
Foster Wheeler Power Systems, B.V., Amsterdam

PHILLIPINES
Foster Wheeler (Phillipines) Corporation, Mankati City

SINGAPORE (REPUBLIC OF)
Foster Wheeler Eastern Private, Ltd., Singapore
Foster Wheeler Energy Pte. Ltd., Singapore

SOUTH AFRICA
Foster Wheeler South Africa (Pty.) Ltd., Midrand

                                   EXHIBIT 21
                         SUBSIDIARIES OF THE REGISTRANT
                         ------------------------------

FOSTER WHEELER CORPORATION (PARENT)
PRINCIPAL CONSOLIDATED, WHOLLY OWNED SUBSIDIARIES (DIRECTLY OR INDIRECTLY)

Listed by Jurisdiction of Organization

SPAIN
Foster Wheeler Iberia, S.A., Madrid
Foster Wheeler Energia, S.A., Madrid
Foster Wheeler Power Systems, S.A., Madrid

SWEDEN
Foster Wheeler Energi AB, Norrkoping

UNITED STATES
Camden County Energy Recovery Associates, New Jersey
Camden County Energy Recovery Corporation, Delaware
Equipment Consultants, Inc., Delaware
Foster Wheeler Adirondack, Inc., Delaware
Foster Wheeler Andes, Inc., Delaware
Foster Wheeler Arabia Ltd., Delaware
Foster Wheeler Asia Ltd., Delaware
Foster Wheeler Avon, Inc., Delaware
Foster Wheeler Bedminster, Inc., Delaware
Foster Wheeler Bridgewater, Inc., Delaware
Foster Wheeler Broome County, Inc., Delaware
Foster Wheeler Charleston Resource Recovery, Inc., Delaware
Foster Wheeler China, Inc., Delaware
Foster Wheeler Constructors, Inc., Delaware
Foster Wheeler Development Corporation, Delaware
Foster Wheeler (Emirates) Corporation, Delaware
Foster Wheeler Energy Corporation, Delaware
Foster Wheeler Energy International, Inc., Delaware
Foster Wheeler Energy Manufacturing, Inc., Delaware
Foster Wheeler Energy Services, Inc., California
Foster Wheeler Environmental Corporation, Texas
Foster Wheeler Facilities Management, Inc., Delaware
Foster Wheeler Hudson Falls, Inc., Delaware
Foster Wheeler Hydroven, Inc., Delaware
Foster Wheeler Hydrox, Inc., Delaware
Foster Wheeler Illinois, Inc., Delaware
Foster Wheeler Intercontinental Corporation, Delaware
Foster Wheeler International Corporation, Delaware
Foster Wheeler Korea, Ltd., Delaware
Foster Wheeler Martinez, Inc., Delaware
Foster Wheeler Middle East Services, Inc., Delaware
Foster Wheeler Midwest, Inc., Delaware
Foster Wheeler Mt. Carmel, Inc., Delaware
Foster Wheeler Passaic, Inc., Delaware
Foster Wheeler Penn Resources, Inc., Delaware
Foster Wheeler Power Corporation, Delaware
Foster Wheeler Power Systems, Inc., Delaware
Foster Wheeler Pyropower, Inc., New York
Foster Wheeler Real Estate Development Corporation, Delaware
Foster Wheeler Robbins, Inc., Delaware
Foster Wheeler Santiago, Inc., Delaware
Foster Wheeler Timokhovo, Inc., Delaware
Foster Wheeler Twin Cities, Inc., Delaware
Foster Wheeler USA Corporation, Delaware
Foster Wheeler Virgin Islands, Inc., Delaware
Foster Wheeler Wood Resources, Inc., Delaware
Foster Wheeler World Services Corp., Delaware
Foster Wheeler Zack, Inc., Delaware
FWPS Specialty Products, Inc., Delaware
Glitsch Field Services, Inc., Texas
Glitsch Inc., Delaware
Glitsch International, Inc., Delaware
Glitsch Process Systems, Inc., Delaware
Glitsch Special Products, Inc., Texas
Glitsch Technology Corporation, Delaware
Naicor, Inc., Delaware
Optimized Process Designs, Inc., Delaware
Otto H. York Company, Delaware
Precision Technical Services, Inc., Texas
Process Consultants, Inc., Delaware
POSCO Gilberton, Inc., California
Pyropower Operating Services Company, Inc., California
TPA, Inc., Delaware
Ullrich Copper, Inc., Delaware

THAILAND
Foster Wheeler (Thailand) Limited, Sriracha

TURKEY
Foster Wheeler BIMAS Birlesik Insaat Ve Muhendislik,
  A. S., Istanbul

U.S. VIRGIN ISLANDS
Foster Wheeler F.S.C., Inc., St. Thomas

VENEZUELA
Foster Wheeler Caribe Corporation, C.A., Caracas

PRINCIPAL AFFILIATED COMPANIES
(PERCENT DIRECTLY OR INDIRECTLY OWNED BY FOSTER WHEELER CORPORATION)

BERMUDA
The Hydrogen Company of Paraguana Ltd. (50%)

COLOMBIA
Foster Wheeler Andina, S.A., Bogota (60%)

FINLAND
OY Bioflow AB, Varkhaus (51%)

ITALY
Software Technology, S.p.A., Milan (90%)

JAPAN
Foster Wheeler Pyropower KK (85%)

NIGERIA
Foster Wheeler (Nigeria) Ltd., Lagos (60%)

POLAND
Foster Wheeler Energy Fakop, Ltd. (51%)

UNITED STATES
Cera Filter Systems, Inc., Delaware (50%)
Integration Partners, Inc., California (65%)

VENEZUELA
OTEPI FW S.A., Caracas (50%)

A copy of the By-Laws of the Corporation, as amended through June 27, 1995, is available upon request to the Office of the Secretary, Foster Wheeler Corporation, Perryville Corporate Park, Clinton, New Jersey 08809-4000.

                       CONSENT OF INDEPENDENT ACCOUNTANTS


      We consent to the incorporation by reference in the registration statements of Foster Wheeler Corporation on (1) Form S-3 (File No. 33-61809) and
(2) Form S-8 (File No.'s 33-34694, 33-40878 and 33-59739) of our report dated
February 13, 1997, on our audits of the consolidated financial statements of Foster Wheeler Corporation and Subsidiaries as of December 27, 1996 and December 29, 1995, and for each of the three years in the period ended December 27, 1996, which report is incorporated by reference in this Annual Report on Form 10-K.



                                          Coopers & Lybrand L.L.P.

New York, New York
March 18, 1997

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FOSTER WHEELER CORPORATION
                                        (Registrant)

Dated    March 18, 1997                 By /s/ Lisa Fries Gardner
      ---------------------                ----------------------
                                            Lisa Fries Gardner
                                            Vice President, Secretary and
                                            Chief Compliance Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of March 18, 1997, by the following persons on behalf of the registrant, in the capacities indicated.


             Signature                            Title
             ---------                            -----

      /s/ Richard J. Swift              Director, Chairman, President and
      ------------------------          Chief Executive Officer
      Richard J. Swift                  (Principal Executive Officer)


      /s/ David J. Roberts              Director, Vice Chairman and
      ------------------------          Chief Financial Officer
      David J. Roberts                  (Principal Financial Officer)


      /s/ George S. White               Vice President and Controller
      ------------------------          (Principal Accounting Officer)
      George S. White

                                        Director
      ------------------------
      Eugene D. Atkinson

                                        Director
      ------------------------
      Louis E. Azzato


      /s/ David J. Farris               Director
      ------------------------
      David J. Farris


      /s/ E. James Ferland              Director
      ------------------------
      E. James Ferland

             Signature                    Title
             ---------                    -----

      /s/ Martha Clark Goss             Director
      ------------------------
      Martha Clark Goss


      /s/ John A. Hinds                 Director
      ------------------------
      John A. Hinds


      /s/ Constance J. Horner           Director
      ------------------------
      Constance J. Horner


      /s/ Joseph J. Melone              Director
      ------------------------
      Joseph J. Melone


      /s/ Frank E. Perkins              Director
      ------------------------
      Frank E. Perkins


      /s/ Charles Y. C. Tse             Director
      ------------------------
      Charles Y. C. Tse


      /s/ Robert Van Buren              Director
      ------------------------
      Robert Van Buren


                                   EXHIBIT 12

                           FOSTER WHEELER CORPORATION

 STATEMENT OF COMPUTATION OF CONSOLIDATED RATIO OF EARNINGS TO FIXED CHARGES AND
        COMBINED FIXED CHARGES AND PREFERRED SHARE DIVIDEND REQUIREMENTS
                                    ($000'S)

                                                                           Fiscal Year
                                        ------------------------------------------------------------------------------
                                            1996            1995             1994            1993            1992
                                            ----            ----             ----            ----            ----
Earnings:
--------

Net Earnings/(Loss)                      $  82,240       $  28,534       $  65,410       $  57,704       $ (45,755)


Taxes on Income                             44,626          41,129          41,457          39,114          22,321


Cumulative Effect of Change in
Accounting Principle                                                                                        91,259


Total Fixed Charges                         74,002          60,920          45,412          43,371          46,365


Capitalized Interest                        (6,362)         (1,634)           (467)           (213)         (1,739)


Capitalized Interest Amortized               2,528           2,273           2,189           2,180           2,111


Equity Earnings of non-
consolidated associated companies
accounted for by the equity
method, net of Dividends                    (1,474)         (1,578)           (623)           (883)            771
                                         ---------       ---------       ---------       ---------       ---------


                                         $ 195,560       $ 129,644       $ 153,378       $ 141,273       $ 115,333


Fixed Charges:
-------------

Interest Expense                         $  54,940       $  49,011       $  34,978       $  33,558       $  34,159


Capitalized Interest                         6,362           1,634             467             213           1,739


Imputed Interest on non-capitalized
lease payment                               12,700          10,275           9,967           9,600          10,467
                                         ---------       ---------       ---------       ---------       ---------


                                         $  74,002       $  60,920       $  45,412       $  43,371       $  46,365


Ratio of Earnings to Fixed Charges            2.64            2.13            3.38            3.26            2.49


*There were no preferred shares outstanding during any of the periods indicated and therefore the consolidated ratio of earnings to fixed charges and combined fixed charges and preferred share dividend requirements would have been the same as the consolidated ratio of earnings to fixed charges and combined fixed charges for each period indicated.

                                EXHIBIT INDEX

   Exhibit
     No.                         Description
   -------                       -----------

     3.1 Copy of Restated Certificate of Incorporation of Foster Wheeler Corporation, dated August 12, 1996 (filed as Exhibit 3.1 to Foster Wheeler Corporation's 1996 Quarterly Report on Form 10-Q for the quarter ended September 27, 1996 and incorporated herein by reference).

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

     12 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Preferred Share Dividend Requirements (Page 26)

     13 Except for those portions thereof which are expressly incorporated by reference in this filing, the Financial Section of the Annual Report to Stockholders of Foster Wheeler Corporation (pages 25-47) for the fiscal year ended December 27, 1996 is furnished for the informational purposes of the Commission and is not deemed "filed" as part of this filing.

     21    Subsidiaries of the registrant (pages 19-21)

     23    Consent of independent accountants (page 23)

     27 Financial data schedule (for the informational purposes of the Commission only).