Form 10-Q
period 1997-03-28
FOSTER WHEELER CORP
filed 1997-05-12
CIK 38321

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


              FOR THE TRANSITION PERIOD FROM _______ TO _______


                         COMMISSION FILE NUMBER 1-286-2


                           FOSTER WHEELER CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       New York                             13-1855904
            -------------------------------            -------------------
            (State or other jurisdiction of            (I.R.S. Employer
             incorporation or organization)            Identification No.)


      Perryville Corporate Park, Clinton, N. J.             08809-4000
      -----------------------------------------           ------------
      (Address of principal executive offices)             (Zip Code)


       Registrant's telephone number, including area code: (908) 730-4000
                                                           --------------

                                (Not Applicable)
---------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 28, 1997 was 40,642,237 shares.

                           FOSTER WHEELER CORPORATION


                                      INDEX



                                                              Page No.
                                                              --------

Part I Financial Information:


       Item 1 - Financial Statements:

             Condensed Consolidated Balance Sheet at
                March 28, 1997 and December 27, 1996              2

             Condensed Consolidated Statement of Earnings
                Three Months Ended March 28, 1997 and
                March 29, 1996                                    3

             Condensed Consolidated Statement of Cash Flows
                Three Months Ended March 28, 1997 and
                March 29, 1996                                    4

             Notes to Condensed Consolidated Financial
                Statements                                        5 - 6


       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations     7 - 10

Part II Other Information:

       Item 4 - Submission of Matters to a Vote of
                Security Holders                                  11

       Item 6 - Exhibits and Reports on Form 8-K                  12

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 1. - FINANCIAL STATEMENTS
-------   --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                            (IN THOUSANDS OF DOLLARS)
                            -------------------------

ASSETS                                                March 28, 1997      December 27,
------                                                  (Unaudited)           1996
                                                      --------------      ------------
Current Assets:
   Cash and cash equivalents                            $   210,862        $   267,149
   Short-term investments                                   161,246            137,180
   Accounts and notes receivable                            932,331            885,785
   Contracts in process                                     358,761            363,716
   Inventories                                               36,570             39,799
   Prepaid and refundable income taxes                       38,245             38,627
   Prepaid expenses                                          30,853             30,192
                                                        -----------        -----------
       Total Current Assets                               1,768,868          1,762,448
                                                        -----------        -----------
Land, buildings and equipment                             1,073,447          1,054,786
Less accumulated depreciation                               335,374            330,007
                                                        -----------        -----------
       Net book value                                       738,073            724,779
                                                        -----------        -----------
Notes and accounts receivable - long-term                    76,856             74,296
Investments and advances                                     76,602             73,725
Intangible assets - net                                     328,541            331,463
Prepaid pension costs and benefits                          178,082            180,473
Other, including insurance recoveries                       360,102            359,362
Deferred income taxes                                        11,551              3,788
                                                        -----------        -----------
       Total Assets                                     $ 3,538,675        $ 3,510,334
                                                        ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Current installments on long-term debt               $    32,656        $    32,764
   Bank loans                                                56,901             52,278
   Accounts payable and accrued expenses                    564,066            635,030
   Estimated cost to complete long-term contracts           599,818            562,984
   Advance payments by customers                             93,461            116,903
   Income taxes                                              46,541             41,935
                                                        -----------        -----------
       Total Current Liabilities                          1,393,443          1,441,894
Special-purpose project debt                                456,851            379,284
Other long-term debt                                        447,302            416,995
Postretirement and other employee benefits
   other than pensions                                      176,709            180,210
Other long-term liabilities, deferred credits and
   minority interest in subsidiary companies                358,891            372,898
Deferred income taxes                                        29,201             30,095
                                                        -----------        -----------
       Total Liabilities                                  2,862,397          2,821,376
                                                        -----------        -----------
Stockholders' Equity:
   Common stock                                              40,653             40,651
   Paid-in capital                                          198,022            197,970
   Retained earnings                                        483,070            471,177
   Accumulated translation adjustment                       (45,172)           (20,545)
                                                        -----------        -----------
                                                            676,573            689,253
   Less cost of treasury stock                                 (295)              (295)
                                                        -----------        -----------
       Total Stockholders' Equity                           676,278            688,958
                                                        -----------        -----------
       Total Liabilities and Stockholders' Equity       $ 3,538,675        $ 3,510,334
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

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                  --------------------------------------------
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
               ---------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                          Three Months Ended
                                                  --------------------------------
                                                  March 28, 1997    March 29, 1996
                                                  --------------    --------------
Revenues:
  Operating revenues                                $   965,114       $   843,916
  Other income                                           13,365            10,507
                                                    -----------       -----------
      Total revenues                                    978,479           854,423
                                                    -----------       -----------
Cost and expenses:
 Cost of operating revenues                             854,515           726,642
 Selling, general and administrative expenses            70,917            72,622
 Other deductions/minority interest                      19,686            19,452
                                                    -----------       -----------
        Total costs and expenses                        945,118           818,716
                                                    -----------       -----------
Earnings before income taxes                             33,361            35,707

Provision for income taxes                               13,140            12,271
                                                    -----------       -----------
Net earnings                                        $    20,221       $    23,436
                                                    ===========       ===========
Weighted average number of common
shares outstanding                                   40,641,512        40,512,674
                                                    ===========       ===========
Earnings per share                                  $       .50       $       .58
                                                    ===========       ===========
Cash dividends paid per common share                $      .205       $      .195
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

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                            (IN THOUSANDS OF DOLLARS)
                            -------------------------
                                   (UNAUDITED)
                                   -----------


                                                                       Three Months Ended
                                                                 -------------------------------
                                                                 March 28, 1997   March 29, 1996
                                                                 --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                      $  20,221        $  23,436
  Adjustments to reconcile net earnings
    to cash flows from operating activities:
      Depreciation and amortization                                    15,707           16,127
      Noncurrent deferred tax                                          (7,252)           4,701
      Other                                                            (1,444)          (1,548)
      Changes in assets and liabilities, net of acquisitions:
          Receivables                                                 (90,964)          32,260
          Contracts in process and inventories                           (751)           3,232
          Accounts payable and accrued expenses                       (43,103)         (39,789)
          Estimated cost to complete long-term contracts               58,894          (42,375)
          Advance payments by customers                               (18,186)          31,875
          Income taxes                                                  5,570            5,894
          Other assets and liabilities                                (15,203)          (2,108)
                                                                    ---------        ---------
   NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES                   (76,511)          31,705
                                                                    ---------        ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                              (33,314)         (43,784)
    Proceeds from sale of properties                                      349              306
    Increase in investments and advances                               (4,201)            (430)
    (Increase)/decrease in short-term investments                     (32,479)         (22,032)
    Partnership distributions                                          (4,800)          (4,859)
                                                                    ---------        ---------
    NET CASH USED BY INVESTING ACTIVITIES                             (74,445)         (70,799)
                                                                    ---------        ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends to stockholders                                           (8,328)          (7,893)
   Proceeds from exercise of stock options                                 53            1,705
   Increase in short-term debt                                          7,736            7,611
   Proceeds from long-term debt                                       110,952           98,302
   Repayment of long-term debt                                         (2,543)         (19,860)
                                                                    ---------        ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                          107,870           79,865

 Effect of exchange rate changes on cash and cash equivalents         (13,201)          (2,233)
                                                                    ---------        ---------
(DECREASE)/ INCREASE IN CASH AND CASH EQUIVALENTS                     (56,287)          38,538
 Cash and cash equivalents at beginning of year                       267,149          167,131
                                                                    ---------        ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 210,862        $ 205,669
                                                                    =========        =========
 Cash paid during period:
  -Interest (net of amount capitalized)                             $   2,580        $   5,880
  -Income taxes                                                     $   2,268        $   2,392

See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
               ---------------------------------------------------
                                   (UNAUDITED)
                                   -----------

1. The condensed consolidated balance sheet as of March 28, 1997, and the related condensed consolidated statements of earnings and cash flows for the three month periods ended March 28, 1997 and March 29, 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

    The financial statements and notes are presented in accordance with Form 10-Q and do not contain certain information included in Foster Wheeler Corporation's Annual Report on Form 10-K for the fiscal year ended December 27, 1996 filed with the Securities and Exchange Commission March 21, 1997, which should be read in conjunction with this report.

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

    The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from the exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970's and prior. At March 28, 1997, there were approximately 95,700 claims pending. Approximately 6,600 new claims were filed in 1997 and approximately 3,500 were either settled or dismissed without payment. Any settlement costs not covered by the Corporation's insurance carriers were immaterial. The Corporation has agreements with insurance carriers covering a substantial portion of the potential cost relating to these exposures. The Corporation has recorded, with respect to asbestos litigation, an asset relating to probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
               ---------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                   (Continued)
                                   -----------

3. The Corporation maintains two revolving credit agreements with a syndicate of banks. One is a short-term revolving credit agreement of $100,000 with a maturity of 364 days and the second is a $300,000 revolving credit agreement with a maturity of four years (collectively, the "Revolving Credit Agreements"). The Revolving Credit Agreements contain two financial covenants. The first covenant is that the Consolidated Fixed Charges Coverage Ratio (as defined in the Revolving Credit Agreements) shall be greater than 2.5:1 for each period of four consecutive fiscal quarters. The Consolidated Fixed Charges Coverage Ratio for the period ending March 28, 1997 was 2.81:1. The Revolving Credit Agreements also require that the Consolidated Leverage Ratio, as defined therein, not exceed 0.5:1. As of March 28, 1997, the ratio was 0.49:1.


4. A total of 2,404,346 shares were reserved for issuance under the stock option plans; of this total 933,416 were not under option.


5. Foster Wheeler Corporation had a backlog of firm orders as of March 28, 1997 of $7,139,495 as compared to a backlog as of March 29, 1996 of $6,534,120.


6. Earnings per share data have been computed on the weighted average number of shares of common stock outstanding. Outstanding stock options have been disregarded because their effect on earnings per share would not be significant.


7. Interest income and cost for the following periods are:


                                         Three Months Ended
                                         ------------------
                                   March 28, 1997    March 29, 1996
                                   --------------    --------------
         Interest income              $  5,386          $  5,214
                                      ========          ========
         Interest cost                $ 15,364          $ 13,802
                                      ========          ========

Included in interest cost is interest capitalized on self-constructed assets, which was $1,841 and $70 for the quarters ended March 28,1997 and March 29,1996, respectively.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS
-------  ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
         ------------------------------------------------------------

The following is Management's Discussion and Analysis of certain significant factors that have affected the financial condition and results of operations of the Corporation for the periods indicated below. This discussion and analysis should be read in conjunction with the 1996 Annual Report on Form 10-K filed March 21, 1997.

RESULTS OF OPERATIONS

Three months ended March 28, 1997 compared to three months ended March 29, 1996
-------------------------------------------------------------------------------
The Corporation's consolidated backlog at March 28, 1997 totaled $7,139.5 million, the highest in the history of the Corporation. This represented an increase of $605.4 million or 9% over the amount reported as of March 29, 1996. The dollar amount of backlog is not necessarily indicative of the future earnings of the Corporation related to the performance of such work. Although backlog represents only business which is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of backlog not to be performed. Backlog has been adjusted to reflect project cancellations, deferrals, and revised project scope and cost. The net reduction in backlog from project adjustments and cancellations for the three months ended March 28, 1997 was $17.4 million, compared with $390.0 million for the three months ended March 29, 1996. Furthermore, the Corporation's future award prospects include several large scale international projects and, because the large size and uncertain timing can create variability in the Corporation's contract awards, future award trends are difficult to predict with certainty.

The Engineering and Construction Group ("E & C Group"), had a backlog of $4,998.0 million at March 28, 1997, which represented a 7% increase from March 29, 1996 due primarily to orders awarded to the United Kingdom subsidiary. The Energy Equipment Group had backlog of $1,728.7 million at March 28, 1997, which represented a 9% increase from backlog at March 29, 1996 due primarily to orders awarded to the North American and Finnish subsidiaries.

New orders awarded for the three months ended March 28, 1997 of $1,220.7 million were 14% lower than new orders awarded for the three months ended March 29, 1996 of $1,417.4 million. Approximately 74% of new orders in the three months ended March 28, 1997 were for projects awarded to the Corporation's subsidiaries located outside the United States. Key geographic regions contributing to new orders awarded for the three months ended March 28, 1997 were Southeast Asia, Europe, the Middle East and China. In 1996, new orders awarded to Foster Wheeler USA Corporation in the E & C Group were approximately $137 million higher than in 1997.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS
-------  ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
         ------------------------------------------------------------
         (CONTINUED)
         -----------
Operating revenues increased in the three months ended March 28, 1997 by $121.2 million compared to the three months ended March 29, 1996 to $965.1 million from $843.9 million. The E & C Group was primarily responsible for the increase in operating revenues, accounting for $147.5 million of this increase, of which $51.5 million was related to the Italian affiliate, $48.7 was due to increases in the affiliates in the United States and $16.6 million was related to the Spanish affiliate. The increase in the E & C Group's operating revenues was partially offset by a decrease in the Energy Equipment Group of approximately $26.8 million, primarily attributed to operations of the North American affiliates.

Gross earnings declined $6.7 million to $110.6 million from $117.3 million or 6% in the three months ended March 28, 1997 as compared with the three months ended March 29, 1996. The Energy Equipment Group was responsible for approximately $10.8 million of the decrease in gross earnings, while the E & C Group reported an increase of $6.2 million in gross earnings.

Selling, general and administrative expenses decreased 2% in the three months ended March 28, 1997 as compared with the same period in 1996, from $72.6 million to $70.9 million. Other income in the three months ended March 28, 1997 as compared with March 29, 1996 increased to $13.4 million from $10.5 million. Approximately 40% of other income in the three months ended March 28, 1997 was interest income, compared to 50% for the three months ended March 29, 1996. Other deductions in the three months ended March 28, 1997, of $18.2 million, were slightly higher than that reported in the three months ended March 29, 1996.

The effective tax rate of 39% exceeds the U.S. statutory rate primarily due to state taxes and the impact of foreign earnings.

Net earnings decreased by $3.2 million or 14% to $20.2 million for the three months ended March 28, 1997 as compared to the same period in 1996. The E & C Group reported increased net earnings of $2.2 million primarily due to improved results in the United Kingdom. This increase was offset by reduced earnings in the Energy Equipment Group of $3.1 million and in the Power Systems Group of $1.4 million.

FINANCIAL CONDITION

The Corporation's consolidated financial condition slightly declined during the three months ended March 28, 1997 as compared to December 27, 1996. Stockholders' equity for the three months ended March 28, 1997 decreased $12.7 million, primarily due to the significant fluctuation in the accumulated translation adjustment.

During the three months ended March 28, 1997, the Corporation's long-term investments in land, buildings and equipment were $33.3 million as compared with $43.8 million for the comparable period in 1996. Approximately $26.1 million was invested by the Power Systems Group in build, own and operate projects during the first three months of 1997. During the next few years, capital expenditures will continue to be directed primarily toward strengthening and supporting the Corporation's core businesses.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS
-------  ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
         ------------------------------------------------------------
         (CONTINUED)
         -----------
Since December 27, 1996, long-term debt, including current installments, and bank loans increased by $116.1 million, net of repayments of $2.5 million, primarily due to borrowings to fund the investments in build, own and operate projects and to fund current working capital requirements.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $210.9 million at March 28, 1997, a decrease of $56.3 million from fiscal year end 1996; however, short-term investments increased by $24.1 million to $161.2 million. During the first three months of fiscal 1997, the Corporation paid $8.3 million in dividends to stockholders and repaid debt of $2.5 million. Cash used by operating activities amounted to $76.5 million. New borrowings totaled $118.7 million, resulting from investments by the Power Systems Group in build, own and operate projects and requirements to fund current working capital needs. In total, the Power Systems Group invested approximately $26.1 million in the construction of waste-to-energy, cogeneration and hydrogen plants.

Over the last several years working capital needs have increased as a result of the Corporation satisfying its customers' requests for more favorable payment terms under contracts. Such requests generally include reduced advance payments and more favorable payment schedules. Such terms, which require the Corporation to defer receipt of payments from its customers, have had a negative impact on the Corporation's available working capital. The Management of the Corporation expects its customers' requests for more favorable payment terms under the Energy Equipment contracts to continue as a result of the competitive markets in which the Corporation operates. The Corporation intends to satisfy its continuing working capital needs by borrowing under its Revolving Credit Agreements, through internal cash generation and third-party financings in the capital markets. The Corporation's pricing of contracts recognizes costs associated with the use of working capital.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

Item 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS
-------  ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
         ------------------------------------------------------------
         (CONTINUED)
         -----------
The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from the exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970's and prior. At March 28, 1997, there were approximately 95,700 claims pending. Approximately 6,600 new claims were filed in 1997 and approximately 3,500 were either settled or dismissed without payment. Any settlement costs not covered by the Corporation's insurance carriers were immaterial. The Corporation has agreements with insurance carriers covering a substantial portion of the potential cost relating to these exposures. The Corporation has recorded, with respect to asbestos litigation, an asset relating to probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

Management of the Corporation believes that cash and cash equivalents of $210.9 million and short-term investments of $161.2 million at March 28, 1997, combined with cash flows from operating activities, amounts available under its Revolving Credit Agreements and access to third-party financings in the capital markets will be adequate to meet its working capital and liquidity needs for the foreseeable future.

OTHER ACCOUNTING MATTERS
------------------------
Statement of Financial Accounting Standard No. 128 "Earnings per share" was issued in February 1997. This statement establishes standards for computing and presenting earnings per share (EPS). This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Corporation is currently calculating the impact of this Statement.

SAFE HARBOR STATEMENT
---------------------
This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Form 10-Q contain forward-looking statements that are based on Management's assumptions, expectations and projections about the various industries within which the Corporation operates. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Corporation cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements: changes in the rate of economic growth in the United States and other major international economies, changes in investment by the energy, power and environmental industries, changes in regulatory environment, changes in project schedules, changes in trade, monetary and fiscal policies worldwide, currency fluctuations, outcomes of pending and future litigation, protection and validity of patents and other intellectual property rights and increasing competition by foreign and domestic companies.

                           PART II. OTHER INFORMATION
                           --------------------------
                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------
          (a)         Date of Meeting
                      ---------------
          The Annual Meeting of Stockholders of Foster Wheeler Corporation was held on April 28, 1997, at the Hamilton Park Conference Center,
          175 Park Avenue, Florham Park, New Jersey.

          (b)         Election of Directors
                      ---------------------
          Directors Elected        For              Withheld
          -----------------        ---              --------
          Martha Clark Goss        32,806,191        894,617
          David J. Roberts         32,811,725        889,083
          John E. Stuart           32,788,924        911,884
          Charles Y.C. Tse         32,674,354      1,026,454

          Other Directors continuing in office:

          Eugene D. Atkinson       Constance J. Horner
          Louis E. Azzato          Joseph J. Melone
          David J. Farris          Frank E. Perkins
          E. James Ferland         Richard J. Swift

          (c)         Additional Matters Voted Upon
                      -----------------------------
          Approval to amend the Directors' Stock Option Plan so as to increase the aggregate number of shares of Common Stock available for issuance from 150,000 to 400,000 shares and increase the annual stock option grant for non-employee Directors from 2,000 to 3,000 shares.

          For                  30,703,328
          Against               2,602,945
          Abstain                 394,535
          Broker Non-Votes            -0-

          Ratification of the selection of Coopers & Lybrand, L.L.P. as auditors of the Corporation for 1997.

          For                  33,444,100
          Against                 175,308
          Abstain                  81,400

                           PART II. OTHER INFORMATION
                           --------------------------
                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------
     a)  Exhibits
         --------
         Exhibit
         Number             Exhibit
         -------            -------

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

                                                 FOSTER WHEELER CORPORATION
                                                 --------------------------
                                                        (Registrant)


Date: May 12, 1997                               /S/ Richard J. Swift
      -----------------------                    --------------------

                                                 Richard J. Swift
                                                (Chairman, President and
                                                 Chief Executive Officer)


Date: May 12, 1997                              /S/ David J. Roberts
      ------------------------                  --------------------

                                                David J. Roberts
                                                (Vice Chairman and
                                                 Chief Financial Officer)

                                EXHIBIT INDEX
                                -------------





         Exhibit
         Number             Exhibit Description
         -------            -------------------

          12-1 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share Dividend Requirements

          27 Financial Data Schedule (For the informational purposes of the Securities and Exchange Commission only.)