Form 10-Q
period 1997-06-27
FOSTER WHEELER CORP
filed 1997-08-07
CIK 38321

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                      FOR THE TRANSITION PERIOD FROM __ TO __


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


              Perryville Corporate Park, Clinton, N. J. 08809-4000
               (Address of principal executive offices)(Zip Code)


       Registrant's telephone number, including area code: (908) 730-4000

                                (Not Applicable)
               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 27, 1997 was 40,645,737 shares.

                           FOSTER WHEELER CORPORATION


                                      INDEX



                                                                                           Page No.
                                                                                           --------

Part I     Financial Information:


           Item 1 - Financial Statements:

                    Condensed Consolidated Balance Sheet at
                        June 27, 1997 and December 27, 1996                                    2

                    Condensed Consolidated Statement of Earnings
                        Three and Six Months Ended June 27, 1997 and
                        June 28, 1996                                                          3

                    Condensed Consolidated Statement of Cash Flows
                        Six Months Ended June 27, 1997 and
                        June 28, 1996                                                          4

                    Notes to Condensed Consolidated Financial
                        Statements                                                             5 - 7


           Item 2 - Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                          8 - 11

Part II    Other Information:


           Item 6 - Exhibits and Reports on Form 8-K                                           12

ITEM 1. -  FINANCIAL STATEMENTS

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)

ASSETS                                                 June 27, 1997     December 27,
                                                        (Unaudited)          1996
                                                        -----------      -----------
Current Assets:
     Cash and cash equivalents                          $   268,267      $   267,149
     Short-term investments                                  82,108          137,180
     Accounts and notes receivable                          907,899          885,785
     Contracts in process                                   353,937          363,716
     Inventories                                              8,825           39,799
     Prepaid and refundable income taxes                     49,516           38,627
     Prepaid expenses                                        33,521           30,192
                                                        -----------      -----------
         Total Current Assets                             1,704,073        1,762,448
                                                        -----------      -----------
Land, buildings and equipment                             1,026,507        1,054,786
Less accumulated depreciation                               300,978          330,007
                                                        -----------      -----------
        Net book value                                      725,529          724,779
                                                        -----------      -----------

Notes and accounts receivable - long-term                    81,726           74,296
Investments and advances                                    136,218           73,725
Intangible assets - net                                     304,784          331,463
Prepaid pension costs and benefits                          174,987          180,473
Other, including insurance recoveries                       358,197          359,362
Deferred income taxes                                        24,886            3,788
                                                        -----------      -----------
         Total Assets                                   $ 3,510,400      $ 3,510,334
                                                        ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current installments on long-term debt             $    31,437      $    32,764
     Bank loans                                              48,448           52,278
     Accounts payable and accrued expenses                  597,861          635,030
     Estimated cost to complete long-term contracts         666,777          562,984
     Advance payments by customers                          122,620          116,903
     Income taxes                                            40,880           41,935
                                                        -----------      -----------
         Total Current Liabilities                        1,508,023        1,441,894
Other long-term debt                                        350,171          416,995
Special-purpose project debt                                441,588          379,284
Postretirement and other employee benefits
     other than pensions                                    161,770          180,210
Other long-term liabilities, deferred credits and
     minority interest in subsidiary companies              352,686          372,898
Deferred income taxes                                        30,136           30,095
                                                        -----------      -----------
         Total Liabilities                                2,844,374        2,821,376
                                                        -----------      -----------
Stockholders' Equity:
     Common stock                                            40,657           40,651
     Paid-in capital                                        198,069          197,970
     Retained earnings                                      470,908          471,177
     Accumulated translation adjustment                     (43,313)         (20,545)
                                                        -----------      -----------
                                                            666,321          689,253
     Less cost of treasury stock                               (295)            (295)
                                                        -----------      -----------
         Total Stockholders' Equity                         666,026          688,958
                                                        -----------      -----------
         Total Liabilities and Stockholders' Equity     $ 3,510,400      $ 3,510,334
                                                        ===========      ===========



See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
               (In Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)


                                                       Three Months Ended                 Six Months Ended
                                                  ------------------------------     -----------------------------
                                                  June 27, 1997    June 28, 1996    June 27, 1997    June 28, 1996
                                                  ------------      ------------     ------------     ------------

Revenues:
        Operating revenues                        $  1,030,634      $    970,535     $  1,995,748     $  1,814,451
        Other income                                    66,487             7,069           79,853           17,576
                                                  ------------      ------------     ------------     ------------

                     Total revenues                  1,097,121           977,604        2,075,601        1,832,027
                                                  ------------      ------------     ------------     ------------

Cost and expenses:
 Cost of operating revenues                            907,686           853,040        1,762,201        1,579,682
 Selling, general and administrative expenses           73,067            67,089          143,984          139,711
 Other deductions/Minority interest                     21,341            18,778           41,027           38,230
 Special charges                                        98,500                --           98,500               --
                                                  ------------      ------------     ------------     ------------

        Total costs and expenses                     1,100,594           938,907        2,045,712        1,757,623
                                                  ------------      ------------     ------------     ------------

Earnings/(loss) before income taxes                     (3,473)           38,697           29,889           74,404

Provision for income taxes                                 158            13,632           13,298           25,903
                                                  ------------      ------------     ------------     ------------

Net earnings/(loss)                               $     (3,631)     $     25,065     $     16,591     $     48,501
                                                  ============      ============     ============     ============


Weighted average number of common
 shares outstanding                                 40,643,171        40,596,135       40,642,341       40,554,405
                                                  ============      ============     ============     ============

Earnings/(loss) per share                         $       (.09)     $        .62     $        .41     $       1.20
                                                  ============      ============     ============     ============


Cash dividends paid per common share              $        .21      $       .205     $       .415     $        .40
                                                  ============      ============     ============     ============


See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                             ------------------------
                                                                           June 27, 1997  June 28, 1996
                                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                               $  16,591      $  48,501
  Adjustments to reconcile net earnings
    to cash flows from operating activities:
      Depreciation and amortization                                             31,085         32,655
      Noncurrent deferred tax                                                  (21,031)         6,909
      Gain on sale of subsidiary                                               (56,400)            --
      Special charges                                                           98,500             --
      Other                                                                     (3,313)        (2,896)
      Changes in assets and liabilities, net of effects of divestitures:
          Receivables                                                         (166,719)         7,746
          Contracts in process and inventories                                 (19,724)       (11,016)
          Accounts payable and accrued expenses                                (11,868)       (80,530)
          Estimated cost to complete long-term contracts                        83,093         33,686
          Advance payments by customers                                         23,119         31,204
          Income taxes                                                         (26,295)         6,814
          Other assets and liabilities                                         (33,119)        (5,780)
                                                                             ---------      ---------
   NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES                            (86,081)        67,293
                                                                             ---------      ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                       (70,278)       (61,536)
    Proceeds from sale of subsidiary                                           195,283             --
    Proceeds from sale of properties                                             1,914            797
    Increase in investments and advances                                       (46,394)        (1,429)
    Decrease/(increase) in short-term investments                               45,826        (21,590)
    Partnership distributions                                                   (4,800)        (4,859)
                                                                             ---------      ---------
    NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES                           121,551        (88,617)
                                                                             ---------      ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends to stockholders                                                   (16,859)       (16,216)
   Proceeds from exercise of stock options                                         152          2,967
   Increase in short-term debt                                                     316         14,090
   Proceeds from long-term debt                                                 64,915        140,189
   Repayment of long-term debt                                                 (67,946)       (19,925)
                                                                             ---------      ---------
   NET CASH (USED)/ PROVIDED BY FINANCING ACTIVITIES                           (19,422)       121,105

 Effect of exchange rate changes on cash and cash equivalents                  (14,930)        (1,716)
                                                                             ---------      ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                            1,118         98,065
 Cash and cash equivalents at beginning of year                                267,149        167,131
                                                                             ---------      ---------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 268,267      $ 265,196
                                                                             =========      =========

 Cash paid during period:
  -Interest (net of amount capitalized)                                      $  21,307      $  21,069
  -Income taxes                                                              $  11,729      $   6,144


 See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)


1. The condensed consolidated balance sheet as of June 27, 1997, and the related condensed consolidated statements of earnings for the three and six month periods ended June 27, 1997 and June 28, 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

2. In the second quarter of 1997 the Corporation recorded a special pretax charge of $98,500 and $56,400 pretax gain on the sale of a subsidiary. The net amount of $42,100 ($27,365 after tax or $.67 per share) included the following:

     (a) $60,000 against the Power Systems Group with respect to the Robbins Resource Recovery facility. A subsidiary of the Corporation, Robbins Resource Recovery Limited Partnership, operates this facility under a long-term operating lease. By virtue of this facility qualifying under the Illinois Retail Rate Law as a qualified solid waste-to-energy facility, it was to receive electricity revenues projected to be substantially higher than the utility's "avoided cost." The State has repealed the Retail Rate Law insofar as it applied to this facility. As the result of the failure of the bill introduced in the Illinois State Legislature, which would have reinstated the Retail Rate Law and a recent decision in State court regarding procedural matters, Management of the Corporation determined that a charge against current earnings was required. Management considers this charge to be sufficient to cover the anticipated losses until the end of 1999, reflecting the time period within which the Corporation expects the Courts to provide relief from the state government's repeal of the Illinois Retail Rate Law. This charge includes $23,000 for modifications to the nonboiler systems of the plant, the associated down time and lack of revenue during the implementation of the modifications. Approximately 65% of the $60 million is expected to have a cash flow impact in 1997; the balance will be expended over the following two years.


     (b) $32,000 against the Energy Equipment Group representing the last phase of the Group's reorganization started in 1995 following the Ahlstrom Pyropower acquisition. These actions will result in a further reduction in operating costs with a more efficient product execution capability. This plan includes $14,500 for the discontinuance of certain product lines including incremental costs on certain completed contracts. Approximately $9,200 of the charge relates to the consolidation of the San Diego operations with the Group's activities in New Jersey. The $9,200 includes approximately $5,200 for personnel costs including severance and related benefits. The balance ($4,000) represents write-downs of San Diego assets (primarily land and buildings) in accordance with SFAS No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. These San Diego long-lived assets are now considered to be for sale and have been accounted for at their current market value less estimated cost to sell. The remaining balance of approximately $8,300 is primarily related to the write-down of a Canadian co-generation plant in accordance with SFAS No.121. As a result of the current reorganization this co-generation plant is now considered to be for sale. The basis of this plant has been adjusted to its estimated fair market value less cost to sell. Approximately 70% of the Energy Equipment Groups charges mentioned above will have a cash impact. The expectation is that 50% of this cost will be paid out by year end and that the balance will be paid out during 1998.

     (c) $6,500 against Corporate and Financial Services Group as the result of the valuation of a subsidiary. Since this subsidiary (a manufacturer of Copper Extrusions) is not part of the Corporation's three core business groups, Management of the Corporation reached a decision to sell this subsidiary which has been valued at the estimated fair value less cost to sell.

     (d) In addition the Corporation recorded a $56,400 pretax ($36,660 after tax) gain on the sale of Glitsch International, Inc.'s assets to Koch Engineering Company. This gain was included in other income in the second quarter. The Corporation received approximately $195,000 in cash for the majority of the assets of Glitsch International, Inc. plus approximately $50,000 in net assets to be realized. The remaining net assets of Glitsch International, Inc. have been valued at their current estimated realizable value which are not considered material to the overall operations of the Corporation. For segment reporting purposes, the earnings of Glitsch International, Inc. up to the closing date of June 27, 1997 were included in the operating results of the Corporation within the Energy Equipment Group.

3. In the ordinary course of business, the Corporation and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Corporation by customers alleging deficiencies in either equipment or plant construction. Based on its knowledge of the facts and circumstances relating to the Corporation's liabilities, if any, and to its insurance coverage, Management of the Corporation believes that the disposition of suits will not result in charges against assets or earnings material in excess of amounts previously provided in the accounts.

     The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970s and prior. As of December 27, 1996, there were approximately 92,600 claims pending. Approximately 22,000 of those claims were dismissed by a Federal District Court, without prejudice and are subject to being refiled. Approximately 23,900 new claims were filed in 1997 and approximately 9,100 were either settled or dismissed without payment. As a result, on June 27, 1997, there were approximately 85,400 claims pending. Any settlement costs not covered by the Corporation's insurance carriers were immaterial. The Corporation has agreements with insurance carriers covering a substantial portion of the potential costs relating to these exposures. The Corporation has recorded, with respect to asbestos litigation, an asset relating to probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

4. The Corporation maintains two revolving credit agreements with a syndicate of banks. One is a short-term revolving credit agreement of $100,000 with a maturity of 364 days and the second is a $300,000 revolving credit agreement with a maturity of four years (collectively, the "Revolving Credit Agreements"). These Revolving Credit Agreements were amended on June 25, 1997 and contain two financial covenants. The first covenant is that the Consolidated Fixed Charges Coverage Ratio (as defined in the Revolving Credit Agreements) shall be greater than (i) 1.15 for the period from June 25, 1997 to and including December 26, 1997 (ii) 2.00 for the period from and including December 27, 1997 to and including June 26, 1998 and (iii)
     2.50 thereafter. The Consolidated Fixed Charges Coverage Ratio for the period ending June 27, 1997 was 2.48:1. The second covenant is that the Consolidated Leverage Ratio (as defined in the Revolving Credit Agreements)
     (i) shall not at any time prior to December 26, 1997 exceed 0.60 to 1.00,
     (ii) shall not at any time from December 27, 1997 to and including June 26, 1998 exceed 0.55 to 1.00 and (iii) shall not at any time thereafter exceed
     0.50 to 1.00. As of June 27, 1997, the ratio was 0.44:1.

5. A total of 2,650,846 shares were reserved for issuance under the stock option plans; of this total 1,153,416 were not under option.

6. Foster Wheeler Corporation had a backlog of firm orders as of June 27, 1997 of $7,436,987 as compared to a backlog as of June 28, 1996 of $6,772,027.

7. Earnings per share data have been computed on the weighted average number of shares of common stock outstanding. Outstanding stock options have been disregarded because their effect on earnings per share would not be significant.

8.  Interest income and cost for the following periods are:


                                        Three Months Ended                        Six Months Ended
                             ------------------------------------         ------------------------------------
                             June 27, 1997          June 28, 1996         June 27, 1997          June 28, 1996
                             -------------          -------------         -------------          -------------

Interest income                $ 5,781                 $4,478               $ 11,167                 $9,692
                               =======                 ======               ========                 ======

Interest cost                  $17,944                $16,547               $ 33,308                $30,349
                               =======                =======               ========                =======


Included in interest cost is interest capitalized on self-constructed assets, for the three and six months end June 27, 1997 of $2,885 and $4,726, respectively, compared to $3,665 and $3,735 for the comparable periods in 1996.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF  OPERATIONS

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                                   (Unaudited)

The following is Management's Discussion and Analysis of certain significant factors that have affected the financial condition and results of operations of the Corporation for the periods indicated below. This discussion and analysis should be read in conjunction with the 1996 Annual Report on Form 10-K filed March 21, 1997.

RESULTS OF OPERATIONS

In the second quarter of 1997 the Corporation recorded a special pretax charge of $98.5 million and $56.4 million pretax gain on the sale of a subsidiary. The net amount of $42.1 million ($27.4 million after tax or $.67 per share) included the following:

      (a) $60 million against the Power Systems Group with respect to the Robbins Resource Recovery facility. A subsidiary of the Corporation, Robbins Resource Recovery Limited Partnership, operates this facility under a long-term operating lease. By virtue of this facility qualifying under the Illinois Retail Rate Law as a qualified solid waste-to-energy facility, it was to receive electricity revenues projected to be substantially higher than the utility's "avoided cost." The State has repealed the Retail Rate Law insofar as it applied to this facility. As the result of the failure of the bill introduced in the Illinois State Legislature, which would have reinstated the Retail Rate Law and a recent decision in State court regarding procedural matters, Management of the Corporation determined that a charge against current earnings was required. Management considers this charge to be sufficient to cover the anticipated losses until the end of 1999, reflecting the time period within which the Corporation expects the Courts to provide relief from the state government's repeal of the Illinois Retail Rate Law. This charge includes $23 million for modifications to the nonboiler systems of the plant, the associated down time and lack of revenue during the implementation of the modifications. Approximately 65% of the $60 million is expected to have a cash flow impact in 1997; the balance will be expended over the following two years.

      (b) $32 million against the Energy Equipment Group representing the last phase of the Group's reorganization started in 1995 following the Ahlstrom Pyropower acquisition. These actions will result in a further reduction in operating costs with a more efficient product execution capability. This plan includes $14.5 million for the discontinuance of certain product lines including incremental costs on certain completed contracts. Approximately $9.2 million of the charge relates to the consolidation of the San Diego operations with the Group's activities in New Jersey. The $9.2 million includes approximately $5.2 million for personnel costs including severance and related benefits. The balance ($4 million) represents write-downs of San Diego assets (primarily land and buildings) in accordance with SFAS No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. These San Diego long-lived assets are now considered to be for sale and have been accounted for at their current market value less estimated cost to sell. The remaining balance of approximately $8.3 million is primarily related to the write-down of a Canadian co-generation plant in accordance with SFAS No.121. As a result of the current reorganization this co-generation plant is now considered to be for sale. The basis of this plant has been adjusted to its estimated fair market value less cost to sell. Approximately 70% of the Energy Equipment Groups charges mentioned above will have a cash impact. The expectation is that 50% of this cost will be paid out by year end and that the balance will be paid out during 1998.

      (c) $6.5 million against the Corporate and Financial Services Group as the result of the valuation of a subsidiary. Since this subsidiary (a manufacturer of Copper Extrusions) is not part of the Corporation's three core business groups, the Management of the Corporation reached a decision to sell this subsidiary which has been valued at the estimated fair value less the cost to sell.

      (d) In addition the Corporation recorded a $56.4 million pretax ($36.7 million after tax) gain on the sale of Glitsch International, Inc.'s assets to Koch Engineering Company. This gain was included in other income in the second quarter. The Corporation received approximately $195 million in cash for the majority of the assets of Glitsch International, Inc. plus approximately $50.0 million in net assets to be realized. The remaining net assets of Glitsch International, Inc. have been valued at their current estimated realizable value which are not considered material to the overall operations of the Corporation. For segment reporting purposes, the earnings of Glitsch International, Inc. up to the closing date of June 27, 1997 were included in the operating results of the Corporation within the Energy Equipment Group.

Six months ended June 27, 1997 compared to six months ended June 28, 1996

The Corporation's consolidated backlog at June 27, 1997 totaled $7,437.0 million, the highest in the history of the Corporation. This represented an increase of $665.0 million or 10% over the amount reported as of June 28, 1996. The dollar amount of backlog is not necessarily indicative of the future earnings of the Corporation related to the performance of such work. Although backlog represents only business which is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of backlog not to be performed. Backlog has been adjusted to reflect project cancellations, deferrals, sale of subsidiary and revised project scope and cost. This adjustment for the six months ended June 27, 1997 was $116.5 million, compared with $509.0 million for the six months ended June 28, 1996. Furthermore, the Corporation's future award prospects include several large scale international projects and, because the large size and uncertain timing can create variability in the Corporation's contract awards, future award trends are difficult to predict with certainty.

The Engineering and Construction Group ("E & C Group"), had a backlog of $5,239.0 million at June 27, 1997, which represented a 10% increase from June 28, 1996 due primarily to orders awarded to the United Kingdom subsidiary. The Energy Equipment Group had backlog of $1,784.8 million at June 27, 1997, which represented an 8% increase from backlog at June 28, 1996 due primarily to orders awarded to the North American and Finnish subsidiaries.

New orders awarded for the six months ended June 27, 1997 of $2,667.4 million were consistent with the level of new orders reported for the six months ended June 28, 1996 of $2,655.7 million. Approximately 75% of new orders in the six months ended June 27, 1997 were for projects awarded to the Corporation's subsidiaries located outside the United States. Key geographic regions contributing to new orders awarded for the six months ended June 27, 1997 were Southeast Asia, Europe, the Middle East and China.

Operating revenues increased in the six months ended June 27, 1997 by $181.3 million compared to the six months ended June 28, 1996 to $1,995.7 million from $1,814.4 million. The E & C Group was primarily responsible for the increase in operating revenues, accounting for $202.5 million of this increase, of which $46.3 million was related to the Spanish subsidiary, $56.4 million was due to increases of the subsidiaries in the United States and $44.0 million was related to the Italian subsidiary. The increase in the E & C Group's operating revenues was partially offset by a decrease in the Energy Equipment Group of approximately $23.3 million, primarily attributed to the operations of the North American subsidiaries.

Gross earnings, which are equal to operating revenues minus the cost of operating revenues, declined slightly ($1.2 million) in the six months ended June 27, 1997 as compared with the six months ended June 28, 1996 to $233.5 million from $234.7 million.

Selling, general and administrative expenses increased 3% in the six months ended June 27, 1997 as compared with the same period in 1996, from $139.7 million to $144.0 million. Other income in the six months ended June 27, 1997 as compared with June 28, 1996 increased to $23.5 million (which excludes the gain on the sale of Glitsch International, Inc.'s assets of $56.4 million) from $17.6 million. Approximately 48% of other income in the six months ended June 27, 1997 was interest income, compared to 55% for the six months ended June 28, 1996. Other deductions in the six months ended June 28, 1997, of $38.6 million, were 9% higher than that reported in the six months ended June 28, 1996 primarily due to increased interest expense.

The effective tax rate of 38.9% exceeds the U.S. statutory rate primarily due to state taxes and the impact of foreign source earnings.

Net earnings for the six months ended June 27, 1997 were $16.6 million or $.41 per share, which included the special charge stated above of $27.4 million after tax ($.67 per share). Net earnings before the special charge decreased $4.5 million for the six months ended June 27, 1997 as compared to the same period in 1996 from $48.5 million to $44.0 million. The E&C Group reported a 10% increase in net earnings, which was offset by the reported results of the other groups. The Energy Equipment Group reported lower net earnings before special charges primarily as a result of delays in release of recent contract awards in China.

Three months ended June 27, 1997 to three months ended June 28, 1996

New orders awarded for the three months ended June 27, 1997 of $1,446.7 million were 17% higher than new orders awarded for the three months ended June 28, 1996 of $1,238.2 million. Approximately 76% of new orders in the three months ended June 27, 1997 were for projects awarded to the Corporation's subsidiaries located outside the United States.

New orders awarded increased primarily due to the significant amount of new orders awarded to the United Kingdom subsidiary of $719.4 million in the E & C Group, and also new orders awarded to the Spanish subsidiary of $70.8 million in the Energy Equipment Group.

Operating revenues increased in the three months ended June 27, 1997 by $60.1 million compared to the three months ended June 28, 1996 to $1,030.6 million from $970.5 million. The E & C Group was primarily responsible for the increase in operating revenues, accounting for 92% of this increase, or $55 million. Of the increase in the E & C Group's operating revenues, $29.7 million was due to the Spanish subsidiary and $18.2 million to the United Kingdom subsidiary. The balance of the increase was primarily related to the Power Generation business.

Gross earnings increased $5.5 million to $122.9 million from $117.4 million or 5% in the three months ended June 27, 1997 as compared with the three months ended June 28, 1996. The E & C Group was primarily responsible for the increase in gross earnings.

Selling, general and administrative expenses increased 9% in the three months ended June 27, 1997 as compared with the same period in 1996, from $67.1 million to $73.1 million. Approximately 90% of the increase was due to the E & C Group, primarily attributable to increased proposal costs.

The net loss for the three months ended June 27, 1997 was $3.6 million which included an after tax special charge of $27.4 million. Net earnings before the special charge decreased $1.3 million for the three months ended June 27, 1997, as compared to the same period in 1996. The Energy Equipment Group was primarily responsible for these reduced earnings.

FINANCIAL CONDITION

The Corporation's consolidated financial condition slightly declined during the six months ended June 27, 1997 as compared to December 27, 1996. Stockholders' equity for the six months ended June 27, 1997 decreased $22.9 million, primarily due to the significant fluctuation in the accumulated translation adjustment resulting from the strengthening U.S. dollar against European currencies.

During the six months ended June 27, 1997, the Corporation's long-term investments in land, buildings and equipment were $70.3 million as compared with $61.5 million for the comparable period in 1996. Approximately $45.1 million was invested by the Power Systems Group in build, own and operate projects during the first six months of 1997. During the next few years, capital expenditures will continue to be directed primarily toward strengthening and supporting the Corporation's core businesses.

Since December 27, 1996, long-term debt, including current installments, and bank loans increased by $65.2 million, exclusive of repayments of $67.9 million, primarily due to borrowings to fund investments in build, own and operate projects and current working capital requirements.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $268.3 million at June 27, 1997, an increase of $1.1 million from fiscal year end 1996; however, short-term investments decreased by $55.1 million to $82.1 million. During the first six months of fiscal 1997, the Corporation paid $16.9 million in dividends to stockholders and repaid debt of $67.9 million. Cash used by operating activities amounted to $86.1 million. New borrowings totaled $65.2 million, resulting from investments by the Power Systems Group in build, own and operate projects and requirements to fund current working capital needs. In total, the Power Systems Group invested approximately $45.1 million in the construction of cogeneration and other industrial facilities. As stated above, cash of approximately $195.0 million was received from the sale of Glitsch International, Inc.'s assets in the second quarter of 1997.

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

The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970s and prior. As of December 27, 1996 there were approximately 92,600 claims pending. Approximately 22,000 of those claims were dismissed by a Federal District Court, without prejudice and are subject to being refiled. Approximately 23,900 new claims were filed in 1997 and approximately 9,100 were either settled or dismissed without payment. As a result, on June 27, 1997, there were approximately 85,400 claims pending. Any settlement costs not covered by the Corporation's insurance carriers were immaterial. The Corporation has agreements with insurance carriers covering a substantial portion of the potential costs relating to these exposures. The Corporation has recorded, with respect to asbestos litigation, an asset relating to probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

Management of the Corporation believes that cash and cash equivalents of $268.3 million and short-term investments of $82.1 million at June 27, 1997, combined with cash flows from operating activities, amounts available under its Revolving Credit Agreements and access to third-party financings in the capital markets will be adequate to meet its working capital and liquidity needs for the foreseeable future.

OTHER ACCOUNTING MATTERS

Statement of Financial Accounting Standards No. 128 "Earnings per Share" was issued in February 1997. This statement establishes standards for computing and presenting earnings per share (EPS). This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Corporation is currently calculating the impact of this statement. In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 ("Reporting Comprehensive Income") and No. 131 ("Disclosures about Segments of an Enterprise and Related Information"). The Corporation is currently evaluating their impact.

SAFE HARBOR STATEMENT

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

PART II. - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

     a)     Exhibits
            --------

            Exhibit
            Number                     Exhibit
            --------                   -------

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

                                             FOSTER WHEELER CORPORATION
                                             --------------------------
                                                    (Registrant)


Date: August 8, 1997                          /S/ Richard J. Swift
      ---------------                         --------------------
                                              Richard J. Swift
                                              Chairman, President and
                                              Chief Executive Office



Date: August 8, 1997                           /S/ David J. Roberts
      ----------------                        ---------------------
                                              David J. Roberts
                                              Vice Chairman and
                                              Chief Financial Officer

                                EXHIBIT INDEX
                                   --------

            Exhibit
            Number                     Exhibit
            --------                   -------

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