Form 10-Q
period 1997-09-26
FOSTER WHEELER CORP
filed 1997-11-10
CIK 38321

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 26, 1997 was 40,731,864 shares.

                           FOSTER WHEELER CORPORATION


                                      INDEX



                                                                        Page No.
                                                                        --------
Part I  Financial Information:


        Item 1 - Financial Statements:

              Condensed Consolidated Balance Sheet at
                 September 26, 1997 and December 27, 1996                     2

              Condensed Consolidated Statement of Earnings
                 Three and Nine Months Ended September 26, 1997 and
                 September 27, 1996                                           3

              Condensed Consolidated Statement of Cash Flows
                 Nine Months Ended September 26, 1997 and
                 September 27, 1996                                           4

              Notes to Condensed Consolidated Financial
                 Statements                                               5 - 7


        Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           8 - 12

Part II Other Information:


        Item 6 - Exhibits and Reports on Form 8-K                            13

ITEM 1. -  FINANCIAL STATEMENTS

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)

ASSETS                                                 September 26, 1997      December 27,
                                                          (Unaudited)              1996
------                                                 ------------------      ------------
Current Assets:
   Cash and cash equivalents                              $   142,412          $   267,149
   Short-term investments                                     113,892              137,180
   Accounts and notes receivable                              860,700              885,785
   Contracts in process                                       317,664              363,716
   Inventories                                                  8,360               39,799
   Prepaid and refundable income taxes                         32,145               38,627
   Prepaid expenses                                            46,310               30,192
                                                          -----------          -----------
       Total Current Assets                                 1,521,483            1,762,448
                                                          -----------          -----------
Land, buildings and equipment                               1,092,443            1,054,786
Less accumulated depreciation                                 303,541              330,007
                                                          -----------          -----------
      Net book value                                          788,902              724,779
                                                          -----------          -----------

Notes and accounts receivable - long-term                      86,338               74,296
Investments and advances                                      125,257               73,725
Intangible assets - net                                       301,534              331,463
Prepaid pension costs and benefits                            172,098              180,473
Other, including insurance recoveries                         406,856              359,362
Deferred income taxes                                           6,910                3,788
                                                          -----------          -----------
       Total Assets                                       $ 3,409,378          $ 3,510,334
                                                          ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current installments on long-term debt                 $    33,296          $    32,764
   Bank loans                                                  54,982               52,278
   Accounts payable and accrued expenses                      590,945              635,030
   Estimated cost to complete long-term contracts             696,510              562,984
   Advance payments by customers                               80,922              116,903
   Income taxes                                                (2,765)              41,935
                                                          -----------          -----------
       Total Current Liabilities                            1,453,890            1,441,894
Other long-term debt                                          343,819              416,995
Special-purpose project debt                                  436,122              379,284
Postretirement and other employee benefits
      other than pensions                                     160,137              180,210
Other long-term liabilities, deferred credits and
   minority interest in subsidiary companies                  362,119              372,898
Deferred income taxes                                          27,508               30,095
                                                          -----------          -----------
       Total Liabilities                                    2,783,595            2,821,376
                                                          -----------          -----------
Stockholders' Equity:
   Common stock                                                40,743               40,651
   Paid-in capital                                            201,010              197,970
   Retained earnings                                          433,018              471,177
   Accumulated translation adjustment                         (48,693)             (20,545)
                                                          -----------          -----------
                                                              626,078              689,253
   Less cost of treasury stock                                   (295)                (295)
                                                          -----------          -----------
       Total Stockholders' Equity                             625,783              688,958
                                                          -----------          -----------
       Total Liabilities and Stockholders' Equity         $ 3,409,378          $ 3,510,334
                                                          ===========          ===========

See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
               (In Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)


                                                        Three Months Ended                        Nine Months Ended
                                             ----------------------------------------  ----------------------------------------

                                             September 26, 1997    September 27, 1996  September 26, 1997    September 27, 1996
                                             ------------------    ------------------  ------------------    ------------------
Revenues:
  Operating revenues                            $  1,029,994          $   960,912         $  3,025,742          $ 2,775,363
  Other income                                        19,795                7,598               99,648               25,174
                                                ------------          -----------         ------------          -----------

      Total revenues                               1,049,789              968,510            3,125,390            2,800,537
                                                ------------          -----------         ------------          -----------
 Cost and expenses:
    Cost of operating revenues                     1,010,507              832,901            2,772,708            2,412,583
    Selling, general and administrative
       expenses                                       63,368               74,784              207,352              214,495
    Other deductions/Minority interest                17,186               20,683               58,213               58,913
    Special charges                                       --                   --               98,500                   --
                                                ------------          -----------         ------------          -----------

        Total costs and expenses                   1,091,061              928,368            3,136,773            2,685,991
                                                ------------          -----------         ------------          -----------

(Loss)/earnings before income taxes                  (41,272)              40,142              (11,383)             114,546

(Benefit)/provision for income taxes                 (11,924)              16,177                1,374               42,080
                                                ------------          -----------         ------------          -----------

Net (loss)/earnings                             $    (29,348)         $    23,965         $    (12,757)         $    72,466
                                                ============          ===========         ============          ===========

Weighted average number of common
 shares outstanding                               40,687,568           40,620,729           40,657,417           40,576,513
                                                ============          ===========         ============          ===========

(Loss)/earnings per share                       $       (.72)         $       .59         $       (.31)         $      1.79
                                                ============          ===========         ============          ===========

Cash dividends paid per common share            $        .21          $      .205         $       .625          $      .605
                                                ============          ===========         ============          ===========

See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)




                                                                                         Nine Months Ended
                                                                             ------------------------------------------
                                                                             September 26, 1997      September 27, 1996
                                                                             ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)/ earnings                                                           $ (12,757)              $  72,466
  Adjustments to reconcile net (loss)/earnings
    to cash flows from operating activities:
      Depreciation and amortization                                                 46,173                  45,985
      Noncurrent deferred tax                                                       (4,903)                  8,889
      Gain on sale of subsidiary                                                   (56,400)                     --
      Special charges                                                               98,500                      --
      Other                                                                        (17,849)                 (4,212)
      Changes in assets and liabilities, net of effects of divestitures:
          Receivables                                                             (109,555)                (40,870)
          Contracts in process and inventories                                      13,923                 (38,630)
          Accounts payable and accrued expenses                                    (34,589)                (28,474)
          Estimated cost to complete long-term contracts                           118,050                   5,957
          Advance payments by customers                                            (17,391)                 25,118
          Income taxes                                                             (46,566)                 14,512
          Other assets and liabilities                                             (80,344)                (15,714)
                                                                                 ---------               ---------
  NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES                                (103,708)                 45,027
                                                                                 ---------               ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                          (135,794)                (92,261)
    Proceeds from sale of subsidiary                                               195,283                      --
    Proceeds from sale of properties                                                 5,038                   1,525
    Increase in investments and advances                                           (46,712)                 (5,567)
    Decrease/(increase) in short-term investments                                   14,099                 (23,876)
    Partnership distributions                                                       (4,800)                 (4,859)
                                                                                 ---------               ---------
    NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES                                27,114                (125,038)
                                                                                 ---------               ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends to stockholders                                                       (25,403)                (24,539)
   Proceeds from exercise of stock options                                           2,671                   3,545
   Increase in short-term debt                                                       7,229                   6,872
   Proceeds from long-term debt                                                     64,915                 149,677
   Repayment of long-term debt                                                     (77,311)                (22,467)
                                                                                 ---------               ---------
   NET CASH (USED)/ PROVIDED BY FINANCING ACTIVITIES                               (27,899)                113,088

 Effect of exchange rate changes on cash and cash equivalents                      (20,244)                     67
                                                                                 ---------               ---------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                  (124,737)                 33,144
 Cash and cash equivalents at beginning of year                                    267,149                 167,131
                                                                                 ---------               ---------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 142,412               $ 200,275
                                                                                 =========               =========

 Cash paid during period:
  -Interest (net of amount capitalized)                                          $  22,681               $  23,155
  -Income taxes                                                                  $  20,161               $  11,710

       See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)

1. The condensed consolidated balance sheet as of September 26, 1997, and the related condensed consolidated statements of earnings for the three and nine month periods ended September 26, 1997 and September 27, 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

   (b) $32,000 against the Energy Equipment Group representing the last phase of the Group's reorganization started in 1995 following the Ahlstrom Pyropower acquisition. These actions will result in a further reduction in operating costs with a more efficient product execution capability. This plan includes $14,500 for the discontinuance of certain product lines including incremental costs on certain completed contracts. Approximately $9,200 of the charge relates to the consolidation of the San Diego operations with the Group's activities in New Jersey. The $9,200 includes approximately $5,200 for personnel costs including severance and related benefits. The balance ($4,000) represents write-downs of San Diego assets (primarily land and buildings) in accordance with SFAS No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. These San Diego long-lived assets are now considered to be for sale and have been accounted for at their current market value less estimated cost to sell. The remaining balance of approximately $8,300 is primarily related to the write-down of a Canadian co-generation plant in accordance with SFAS No. 121. As a result of the current reorganization this co-generation plant is now considered to be for sale. The basis of this plant has been adjusted to its estimated fair market value less cost to sell. Approximately 70% of the Energy Equipment Groups charges mentioned above will have a cash impact. The expectation is that 50% of this cost will be paid out by year end and that the balance will be paid out during 1998.

   (c) $6,500 against Corporate and Financial Services Group as the result of the valuation of a subsidiary. This subsidiary (a manufacturer of Copper Extrusions) was not part of the Corporation's three core business groups, and was sold in the third quarter of 1997.

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

3. In the ordinary course of business, the Corporation and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Corporation or its subsidiaries by customers alleging deficiencies in either equipment or plant construction. Based on its knowledge of the facts and circumstances relating to the Corporation's and its subsidiaries' liabilities, if any, and to their insurance coverage, Management of the Corporation believes that the disposition of suits will not result in charges against assets or earnings material in excess of amounts previously provided in the accounts.

   The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970s and prior. As of December 27, 1996, there were approximately 92,600 claims pending. Approximately 25,400 new claims were filed in 1997 and approximately 34,700 claims were either settled or dismissed without payment (including approximately 22,000 claims dismissed by a Federal District Court without prejudice which are subject to being refiled). As a result, on September 26, 1997, there were approximately 83,300 claims pending. Any settlement costs not covered by the Corporation's insurance carriers were immaterial. The Corporation has agreements with insurance carriers covering a substantial portion of the potential costs relating to these exposures. The Corporation has recorded, with respect to asbestos litigation, an asset relating to probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

   In 1996, the Corporation completed the construction of a recycling and waste-to-energy project for the Village of Robbins, Illinois. A subsidiary of the Corporation, Robbins Resource Recovery Limited Partnership (the "Partnership"), will operate this facility under a long-term operating lease. By virtue of the facility qualifying under the Illinois Retail Rate Law as a qualified solid waste-to-energy facility, it was to receive electricity revenues projected to be substantially higher than the utility's "avoided cost." Under the Retail Rate Law, the utility was entitled to a tax credit against a state tax on utility gross receipts and invested capital. The State was to be reimbursed by the facility for the tax credit beginning after the 20th year following the initial sale of electricity to the utility. The State has repealed the Retail Rate Law insofar as it applied to this facility. The Partnership is contesting the Illinois legislature's partial repeal of the Retail Rate Law in court. In the event this litigation is not successful and no other means are available to generate revenue from the sale of electric power above that provided by selling electricity at the "avoided cost," there may be a significant adverse financial impact on the operating results of the project.

4. The Corporation maintains two revolving credit agreements with a syndicate of banks. One is a short-term revolving credit agreement of $100,000 with a maturity of 364 days and the second is a $300,000 revolving credit agreement with a maturity of four years (collectively, the "Revolving Credit Agreements"). These Revolving Credit Agreements were amended on June 25, 1997 and contain two financial covenants. The first covenant is that the Consolidated Fixed Charges Coverage Ratio (as defined in the Revolving Credit Agreements) shall be greater than (i) 1.15 for the period from June 25, 1997 to and including December 26, 1997 (ii) 2.00 for the period from and including December 27, 1997 to and including June 26, 1998 and (iii) 2.50 thereafter. The Consolidated Fixed Charges Coverage Ratio for the period ending September 26, 1997 was 1.16:1. The second covenant is that the Consolidated Leverage Ratio (as defined in the Revolving Credit Agreements)
   (i) shall not at any time prior to December 26, 1997 exceed 0.60 to 1.00,
   (ii) shall not at any time from December 27, 1997 to and including June 26, 1998 exceed 0.55 to 1.00 and (iii) shall not at any time thereafter exceed
   0.50 to 1.00. As of September 26, 1997, the ratio was 0.44:1.

5. A total of 2,564,719 shares were reserved for issuance under the stock option plans; of this total 1,153,416 were not under option.

6. Foster Wheeler Corporation had a backlog of firm orders as of September 26, 1997 of $7,222,572 as compared to a backlog as of September 27, 1996 of $6,915,541.

7. (Loss)/earnings per share data have been computed on the weighted average number of shares of common stock outstanding. Outstanding stock options have been disregarded because their effect on earnings per share would not be significant.

8. Interest income and cost for the following periods are:


                                Three Months Ended                               Nine Months Ended
                                ------------------                               -----------------

                    September 26, 1997      September 27, 1996      September 26, 1997        September 27, 1996
                    ------------------      ------------------      ------------------        ------------------
Interest income          $ 4,038                 $  5,266                $ 15,205                  $14,958
                         =======                 ========                ========                  =======

Interest cost            $16,106                  $14,335                $ 49,414                  $44,684
                         =======                  =======                ========                  =======


Included in interest cost is interest capitalized on self-constructed assets, for the three and nine months ended September 26, 1997 of $2,772 and $7,498, respectively, compared to $562 and $4,297 for the comparable periods in 1996.

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

RESULTS OF OPERATIONS

                                General Comments

In the third quarter of 1997 the Corporation reported a net loss of $29.3 million or $.72 per share compared with net earnings of $24.0 million or $.59 per share in 1996. The results for the third quarter of 1997 were negatively impacted by the operating results of several locations. The Engineering and Construction Group recorded provisions amounting to approximately $24.0 million ($17.4 million after tax) on several projects for which it is seeking recovery of a significant portion from clients. The ultimate outcome of these claims as to both timing and amount is uncertain. The Energy Equipment Group recorded approximately $30.0 million ($19.5 million after tax) in provisions for increased cost on three projects, which were initially bid and executed out of the San Diego office. As previously announced in July 1997, this operation has been closed and the execution of contracts transferred to the New Jersey headquarters. Earnings of the Power Systems Group were below expectations, primarily due to increased non-capitalizable development costs. The net loss for the nine months ended September 26, 1997 of $12.8 million or $.31 per share included the second quarter special pretax charge of $98.5 million and $56.4 million pretax gain on the sale of a subsidiary. The net amount of $42.1 million ($27.4 million after tax or $.67 per share) included the following:

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

    (b) $32 million against the Energy Equipment Group representing the last phase of the Group's reorganization started in 1995 following the Ahlstrom Pyropower acquisition. These actions will result in a further reduction in operating costs with a more efficient product execution capability. This plan includes $14.5 million for the discontinuance of certain product lines including incremental costs on certain completed contracts. Approximately $9.2 million of the charge relates to the consolidation of the San Diego operations with the Group's activities in New Jersey. The $9.2 million includes approximately $5.2 million for personnel costs including severance and related benefits. The balance ($4 million) represents write-downs of San Diego assets (primarily land and buildings) in accordance with SFAS No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. These San Diego long-lived assets are now considered to be for sale and have been accounted for at their current market value less estimated cost to sell. The remaining balance of approximately $8.3 million is primarily related to the write-down of a Canadian co-generation plant in accordance with SFAS No.121. As a result of the current reorganization this co-generation plant is now considered to be for sale. The basis of this plant has been adjusted to its estimated fair market value less cost to sell. Approximately 70% of the Energy Equipment Group's charges mentioned above will have a cash impact. The expectation is that 50% of this cost will be paid out by year end and that the balance will be paid out during 1998.

    (c) $6.5 million against the Corporate and Financial Services Group as the result of the valuation of a subsidiary. This subsidiary (a manufacturer of Copper Extrusions) was not part of the Corporation's three core business groups, and was sold in the third quarter 1997.

    (d) In addition the Corporation recorded a $56.4 million pretax ($36.7 million after tax) gain on the sale of Glitsch International, Inc.'s assets to Koch Engineering Company. This gain was included in other income in the second quarter. The Corporation received approximately $195.0 million in cash for the majority of the assets of Glitsch International, Inc. plus approximately $50.0 million in net assets to be realized. The remaining net assets of Glitsch International, Inc. have been valued at their current estimated realizable value which are not considered material to the overall operations of the Corporation. For segment reporting purposes, the earnings of Glitsch International, Inc. up to the closing date of June 27, 1997 were included in the operating results of the Corporation within the Energy Equipment Group.

The Corporation is in the process of establishing a new business unit within its Engineering and Construction Group. The new entity will consolidate Foster Wheeler Italiana, S.p.A., Foster Wheeler France, S.A. and Foster Wheeler Iberia, S.A. under common management, headquartered in Milan, Italy.The existing subsidiary companies will maintain their offices in Milan, Paris and Madrid, respectively. Placing these three companies under the control of centralized management will result in greater economies of scale, work distribution and quality assurance. The Corporation expects the new structure to be in place by January 1, 1998. On a pro forma basis, this business unit had revenues of approximately $1.2 billion in 1996. In addition, the Corporation is also in the process of consolidating its Reading, UK operations into one facility. Currently the Reading, UK operations are housed in five different locations in the Reading area. This consolidation will result in lower occupancy costs and improved operating efficiency. The cost of implementing this reorganization, primarily severance and lease costs, will be provided upon finalization of the detailed plan during the fourth quarter of 1997. The Corporation anticipates recording a pretax charge in the range of $10-$15 million.

       Nine months ended September 26, 1997 compared to nine months ended
                               September 27, 1996

The Corporation's consolidated backlog at September 26, 1997 totaled $7,222.6 million. This represented an increase of $307.0 million or 4% over the amount reported as of September 27, 1996. The dollar amount of backlog is not necessarily indicative of the future earnings of the Corporation related to the performance of such work. Although backlog represents only business which is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of backlog not to be performed. Backlog has been adjusted to reflect project cancellations, deferrals, sale of subsidiary and revised project scope and cost. This adjustment for the nine months ended September 26, 1997 was $377.0 million, compared with $678.2 million for the nine months ended September 27, 1996. Furthermore, the Corporation's future award prospects include several large scale international projects and, because the large size and uncertain timing can create variability in the Corporation's contract awards, future award trends are difficult to predict with certainty.

The Engineering and Construction Group ("E & C Group"), had a backlog of $5,134.3 million at September 26, 1997, which represented a 7% increase from September 27, 1996 due primarily to orders awarded to the United Kingdom subsidiary. The Energy Equipment Group had backlog of $1,671.6 million at September 26, 1997, which represented a 6% decrease from backlog at September 27, 1996 due primarily to the sale of the assets of Glitsch International Inc.

New orders awarded for the nine months ended September 26, 1997 of $3,832.1 million were slightly lower than the level of orders reported for the nine months ended September 27, 1996 of $3,913.4 million. Approximately 67% of new orders for the nine months ended September 26, 1997 were for projects awarded to the Corporation's subsidiaries located outside the United States. Key geographic regions contributing to new orders awarded for the nine months ended September 26, 1997 were Southeast Asia, Europe, the Middle East and China.

Operating revenues increased in the nine months ended September 26, 1997 by $250.4 million compared to the nine months ended September 27, 1996 to $3,025.7 million from $2,775.3 million. The E & C Group's operating revenues increased by $305.9 million due to the increased levels reported by of the United Kingdom subsidiary ($152.2 million), the subsidiaries in the United States ($124.8 million) and the Spanish subsidiary($30.7 million). The increase in the E & C Group's operating revenues was partially offset by a decrease in the Energy Equipment Group of approximately $50.6 million, primarily attributable to the sale of the assets of Glitsch International Inc.

Gross earnings, which are equal to operating revenues minus the cost of operating revenues, declined $109.8 million in the nine months ended September 26, 1997 as compared with the nine months ended September 27, 1996 to $253.0 million from $362.8 million. Approximately 70% of this decrease was related to the operations of the Energy Equipment Group. The gross earnings were impacted by the sale of the assets of Glitsch International Inc. and the provisions for increased costs on three projects, which were initially bid and executed out of the San Diego office. This operation has been closed and the execution of contracts transferred to the New Jersey headquarters. In addition the E&C Group recorded provisions amounting to approximately $24.0 million related to several projects for which it is seeking recovery of a significant portion from clients.

Selling, general and administrative expenses decreased 3% in the nine months ended September 26, 1997 as compared with the same period in 1996, from $214.5 million to $207.4 million. Other income in the nine months ended September 26, 1997 as compared with September 27, 1996 increased to $99.7 million from $25.2 million, primarily due to the gain on the sale of Glitsch International, Inc.'s assets and the profit on the sale of a gas field in connection with the development of a cogeneration facility in Italy. Other deductions in the nine months ended September 26, 1997, of $56.5 million, were 4% higher than that reported in the nine months ended September 27, 1996 primarily due to increased interest expense.

The effective tax rate exceeds the U.S. statutory rate primarily due to state taxes and the impact of foreign source earnings and losses.

The net loss for the nine months ended September 26, 1997 was $12.8 million or $.31 per share, which included the special charge stated above of $27.4 million after tax ($.67 per share). The net earnings for the nine months ended September 27, 1996 were $72.5 million or $1.79 per share.

      Three months ended September 26, 1997 compared to three months ended
                               September 27, 1996

New orders awarded for the three months ended September 26, 1997 of $1,164.7 million were 7% lower than new orders awarded for the three months ended September 27, 1996 of $1,257.7 million. This seven percent decrease was primarily due to a decline in new orders of $228.9 million in the North American subsidiaries in the Energy Equipment Group offset by increased new orders awarded of $217.1 million to the United Kingdom subsidiary in the E & C Group. Approximately 49% of new orders in the three months ended September 26, 1997 were for projects awarded to the Corporation's subsidiaries located outside the United States.

Operating revenues increased in the three months ended September 26, 1997 by $69.1 million or 7% compared to the three months ended September 27, 1996 to $1,030.0 million from $960.9 million. The United Kingdom subsidiary accounted for the majority of the increase in revenues in the E & C Group. This was offset by decreased revenues in the Energy Equipment Group primarily due to the sale of the assets of Glitsch International, Inc.

Gross earnings decreased $108.5 million to $19.5 million from $128.0 million or 85% in the three months ended September 26, 1997 as compared with the three months ended September 27, 1996. Approximately 55% of this decrease was related to the operations of the Energy Equipment Group. The gross earnings were impacted by the sale of the assets of Glitsch International Inc. and the provisions for increased costs on three projects, which were initially bid and executed out of the San Diego office. This operation has been closed and the execution of contracts transferred to the New Jersey headquarters. In addition the E&C Group recorded provisions amounting to approximately $24.0 million related to several projects for which it is seeking recovery of a significant portion from clients.

Selling, general and administrative expenses decreased 15% in the three months ended September 26, 1997 as compared with the same period in 1996, from $74.8 million to $63.4 million. This reduction was caused by a decline in expenses in the Energy Equipment Group primarily due to the sale of the assets of Glitsch International, Inc.

The net loss for the three months ended September 26, 1997 was $29.3 million or $.72 per share. The net earnings for the three months ended September 27,1996 were $24.0 million or $.59 per share.

FINANCIAL CONDITION


Stockholders' equity for the nine months ended September 26, 1997 decreased $63.2 million, due to the fluctuation in the accumulated translation adjustment resulting from the strengthening U.S. dollar against European currencies, payment of dividends and the loss of $12.8 million recorded for the nine months.

During the nine months ended September 26, 1997, the Corporation's long-term investments in land, buildings and equipment were $135.8 million as compared with $92.3 million for the comparable period in 1996. Approximately $92.9 million was invested by the Power Systems Group in build, own and operate projects during the first nine months of 1997. During the next few years, capital expenditures will continue to be directed primarily toward strengthening and supporting the Corporation's core businesses.

Since December 27, 1996, long-term debt, including current installments, and bank loans increased by $72.1 million, exclusive of repayments of $77.3 million, primarily due to borrowings to fund investments in build, own and operate projects and current working capital requirements.

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


LIQUIDITY AND CAPITAL RESOURCES


Cash and cash equivalents totaled $142.4 million at September 26, 1997, a decrease of $124.7 million from fiscal year end 1996; also, short-term investments decreased by $23.3 million to $113.9 million. During the first nine months of fiscal 1997, the Corporation paid $25.4 million in dividends to stockholders and repaid debt of $77.3 million. Cash used by operating activities amounted to $103.7 million including a $45.0 million initial lease payment on the Robbins Resource Recovery Facility. New borrowings totaled $72.1 million, resulting from investments by the Power Systems Group in build, own and operate projects and requirements to fund current working capital needs. In total, the Power Systems Group invested approximately $92.9 million in the construction of cogeneration and other industrial facilities.

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

The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970s and prior. As of December 27, 1996 there were approximately 92,600 claims pending. Approximately 25,400 new claims were filed in 1997 and approximately 34,700 were either settled or dismissed without payment (including approximately 22,000 claims dismissed by a Federal District Court without prejudice which are subject to being refiled). As a result, on September 26, 1997, there were approximately 83,300 claims pending. Any settlement costs not covered by the Corporation's insurance carriers were immaterial. The Corporation has agreements with insurance carriers covering a substantial portion of the potential costs relating to these exposures. The Corporation has recorded, with respect to asbestos litigation, an asset relating to probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

In 1996, the Corporation completed the construction of a recycling and waste-to-energy project for the Village of Robbins, Illinois. A subsidiary of the Corporation, Robbins Resource Recovery Limited Partnership (the "Partnership"), will operate this facility under a long-term operating lease. By virtue of the facility qualifying under the Illinois Retail Rate Law as a qualified solid waste-to-energy facility, it was to receive electricity revenues projected to be substantially higher than the utility's "avoided cost." Under the Retail Rate Law, the utility was entitled to a tax credit against a state tax on utility gross receipts and invested capital. The State was to be reimbursed by the facility for the tax credit beginning after the 20th year following the initial sale of electricity to the utility. The State has repealed the Retail Rate Law insofar as it applied to this facility. The Partnership is contesting the Illinois legislature's partial repeal of the Retail Rate Law in court. In the event this litigation is not successful and no other means are available to generate revenue from the sale of electric power above that provided by selling electricity at the "avoided cost," there may be a significant adverse financial impact on the operating results of the project.

Management of the Corporation believes that cash and cash equivalents of $142.4 million and short-term investments of $113.9 million at September 26, 1997, combined with cash flows from operating activities, amounts available under its Revolving Credit Agreements and access to third-party financings in the capital markets will be adequate to meet its working capital and liquidity needs for the foreseeable future.


OTHER ACCOUNTING MATTERS


Statement of Financial Accounting Standards No. 128 "Earnings per Share" was issued in February 1997. This statement establishes standards for computing and presenting earnings per share (EPS). This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Corporation does not anticipate a significant impact from the application of this statement. In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 ("Reporting Comprehensive Income") and No. 131 ("Disclosures about Segments of an Enterprise and Related Information"). The Corporation is currently evaluating their impact on the Corporation's financial statement disclosure.


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


                                        FOSTER WHEELER CORPORATION
                                             (Registrant)


         Date: November 7, 1997         /S/ Richard J. Swift
               ----------------         ---------------------------
                                            Richard J. Swift
                                            Chairman, President and
                                            Chief Executive Office



         Date: November 7, 1997         /S/ David J. Roberts
               ----------------         ---------------------------
                                            David J. Roberts
                                            Vice Chairman and
                                            Chief Financial Officer