Form 10-K
period 1997-12-26
FOSTER WHEELER CORP
filed 1998-03-19
CIK 38321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 1997

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [X] Yes [ ]No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of March 10, 1998, 40,717,273 shares of the Registrant's Common Stock, excluding stock held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by nonaffiliates of the Registrant on such date was approximately $1,076,462,905 (based on the last price on that date of $26.4375 per share).

      List hereunder the following documents if incorporated by reference, and the Part of the Form 10-K into which the document is incorporated:

                      DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents if incorporated by reference, and the Part of the Form 10-K into which the document is incorporated:

         (1) Portions of the Registrant's Proxy Statement dated March 19, 1998 filed with the Commission are incorporated by reference in Part III of this report.

         (2) The Financial Section of the Annual Report to Stockholders (pages 23-47) for the fiscal year ended December 26, 1997, is incorporated by reference in Part I and Part II of this report.

                           FOSTER WHEELER CORPORATION

                          1997 Form 10-K Annual Report

                                Table of Contents

                                                                         Page
                                     PART I

Item      1.      Business                                                3 - 7
          2.      Properties                                              8 - 11
          3.      Legal Proceedings                                      11
          4.      Submission of Matters to a Vote of Security Holders    11
                  Executive Officers of the Registrant                   12

                                    PART II

          5.      Market for the Registrant's Common Equity and Related
                  Stockholder Matters                                    13
          6.      Selected Financial Data                                13
          7.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          14
          8.      Financial Statements and Supplementary Data            14
          9.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                    14

                                    PART III

         10.      Directors and Executive Officers of the Registrant     15
         11.      Executive Compensation                                 15
         12.      Security Ownership of Certain Beneficial Owners and
                  Management                                             15
         13.      Certain Relationships and Related Transactions         15

                                    PART IV

         14.      Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K                                16 - 25


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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:

Incorporated by reference to Note 17 on page 46 in the Notes to Financial Statements in Foster Wheeler's Annual Report to Stockholders for the year ended December 26, 1997.

NARRATIVE DESCRIPTION OF BUSINESS:

The business of the Corporation and its subsidiaries falls within three business groups. The ENGINEERING AND CONSTRUCTION GROUP ("E&C Group") designs, engineers and constructs petroleum, chemical, petrochemical and alternative-fuels facilities and related infrastructure, including power generation and distribution facilities, production terminals, pollution control equipment and water treatment facilities and process plants for the production of fine chemicals, pharmaceuticals, dyestuffs, fragrances, flavors, food additives and vitamins. Also, the E&C Group provides a broad range of environmental remediation services, together with related technical, design and regulatory services. The ENERGY EQUIPMENT GROUP designs, manufactures and erects steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and other municipal solid waste, waste wood and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOx burners. Site services related to these products encompass plant erection, maintenance engineering, plant upgrading and life extension, and plant repowering. In addition, this Group provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. The POWER SYSTEMS GROUP utilizes Foster Wheeler strengths in design, engineering, manufacturing and construction to build, own or lease, and operate cogeneration, independent power production and resource recovery facilities as well as facilities for the process and petrochemical industries. This Group generates revenues from construction and operating activities pursuant to long-term off-take and operating and maintenance agreements and from returns on its equity positions. A special-purpose subsidiary established for each new project manages that project from the permitting stage through plant construction and operation. All of the special-purpose subsidiary project debt is limited-recourse. This Group refinances its equity interest in selected projects from time to time when such refinancing will result in risk mitigation, a lower effective financing cost or a potential increased return on investment.

In the second quarter of 1997, the Corporation sold the business of Glitsch International, Inc. For segment reporting purposes, the earnings of Glitsch International, Inc. up to the closing date of June 27, 1997 were included in the operating results of the Corporation within the Energy Equipment Group.

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

Foster Wheeler markets its services and products through a staff of sales and marketing personnel and through a network of sales representatives. The businesses of its industry groups are not seasonal nor are they dependent on a limited group of customers. No one customer accounted for 10 percent or more of Foster Wheeler's consolidated revenues in fiscal 1997, 1996 and 1995, although in any given year one customer could contribute significantly to such revenues.

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

Foster Wheeler had a backlog of firm orders as of December 26, 1997 of $7,184,600,000 as compared to a backlog as of December 27, 1996 of $7,135,400,000. The elapsed time from the award of a contract to completion of performance may be up to four years. The dollar amount of backlog is not necessarily indicative of the future earnings of the Corporation related to the performance of such work. Although backlog represents only business which is considered firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of backlog not to be performed.

The backlog by major industry segments as of December 26, 1997 and December 27, 1996 is as follows:

                                   1997                 1996
                                   ----                 ----
Engineering and
   Construction               $5,295,600,000       $4,958,200,000
Energy Equipment               1,604,500,000        1,763,400,000
Power Systems                    255,000,000          384,900,000
Corporate and Financial
   Services                       29,500,000           28,900,000
                              --------------       --------------

                              $7,184,600,000       $7,135,400,000
                              ==============       ==============

The Power Systems Group projects consist of the following:

     PLANT LOCATION                     TYPE AND SIZE UNIT                    FUEL               OPERATION
     --------------                     ------------------                    ----               ---------
Martinez, California                99.9 MW Cogeneration                   Refinery Gas/NG       1987
Chapleau, Ontario, Canada           360 Ton/Day Wood Waste                 Wood Waste            1987
Gilberton, Pennsylvania             80 MW Cogeneration                     Waste Coal            1988
Mt. Poso, California                49.5 MW Cogeneration                   Coal                  1989
Charleston, South Carolina          600 Ton/Day Waste-to-Energy            Refuse                1989
Mt. Carmel, Pennsylvania            40 MW Cogeneration                     Waste Coal            1990
ACE, California                     96 MW Cogeneration                     Coal                  1991
Camden County, New Jersey           1050 Ton/Day Waste-to-Energy           Refuse                1991
Hudson Falls, New York              400 Ton/Day Waste-to-Energy            Refuse                1992
University of Minnesota             Heating Plant Operation                Coal/Gas/Oil          1992
InterPower, Pennsylvania            102 MW Power                           Waste Coal            1995
Concepcion, Chile                   8 MM SCFD Hydrogen Plant               --                    1996
Robbins, Illinois                   1600 Ton/Day Waste-to-Energy*          Refuse/RDF            1996
Lagoven, Venezuela                  50 MM SCFD Hydrogen Plant              --                    1997

------------------------------------------------------------------------------------------------------------------------------------

Lisbon, Portugal                    2015 Ton/Day Waste-to-Energy           Refuse                Construction
Concepcion, Chile                   65 MW Cogeneration Plant Plus          Coke                  Construction
                                    12,000 Barrels/Day Coker and
                                    7,014 Barrels/Day Hydrotreater
Ferrara, Central, Italy             145 MW Cogeneration                    Natural Gas           Construction
Teverola, Italy                     140 MW Cogeneration                    Natural Gas           Construction
University of Minnesota             15 MW Cogeneration                     Coal/Gas/Oil          Construction
Lomellina, Italy                    400 Ton/Day Waste-to-Energy            RDF                   Permitting

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
* Includes Recycling.
------------------------------------------------------------------------------------------------------------------------------------


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

Foster Wheeler is continually engaged in research and development efforts both in performance and analytical services on current projects and in development of new products and processes. During 1997, approximately $16,100,000, and in 1996 and 1995, $16,900,000 and $11,100,000 respectively, was spent on Foster Wheeler sponsored research activities. During the same periods, approximately $40,400,000, $29,600,000 and $25,900,000, respectively, was spent on research activities that were paid for by customers of Foster Wheeler.

Foster Wheeler and its domestic subsidiaries are subject to certain Federal, state and local environmental, occupational health and product safety laws. Foster Wheeler believes all its operations are in compliance with such laws and does not anticipate any material capital expenditures or adverse effect on earnings or cash flows in maintaining compliance with such laws.

Foster Wheeler had approximately 11,090 full-time employees on December 26, 1997. Following is a tabulation of the number of full-time employees of Foster Wheeler in each of its industry segments on the dates indicated:

                           December 26,  December 27, December 29,
                               1997         1996         1995
                              ------       ------       ------
Engineering and
   Construction                7,625        7,130        7,560
Energy Equipment               3,025        4,350        4,540
Power Systems                    410          410          390
Corporate and Financial
   Services                       30          195          160
                              ------       ------       ------

                              11,090       12,085       12,650
                              ======       ======       ======


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES:

Incorporated by reference to Note 17 on page 46 in the Notes to Financial Statements in Foster Wheeler's Annual Report to Stockholders for the year ended December 26, 1997.

ITEM 2.  PROPERTIES
   COMPANY AND
(INDUSTRY SEGMENT*)

                                                                                        BUILDING             LEASE
  LOCATION                              USE                            LAND AREA        SQUARE FEET          EXPIRES

Foster Wheeler Corporation (CF)
New York City, New York          Executive Offices                   --                 1,148               1998

Livingston, New Jersey           General Office
                                  & Engineering                      31.0 acres         288,000 (2)

Union Township,                  Undeveloped                         203.8 acres        --
New Jersey                       General Office
                                  & Engineering                      29.4 acres         294,000
                                 General Office
                                  & Engineering                      21.0 acres         292,000             2003
                                 Storage and Reproduction
                                  Facilities                         10.8 acres         30,400

Livingston, New Jersey           Research Center                     6.7 acres          51,355

Bedminster, New Jersey           Office                              10.72 acres        135,000 (1)(3)

Bridgewater, New Jersey          Undeveloped                         100.4 acres        --         (4)

Bridgewater, New Jersey          Office                              17.5 acres         238,000 (1)(4)

Foster Wheeler Energy Corporation (EE)
Dansville, New York              Manufacturing
                                  & Offices                          82.4 acres         513,786

Foster Wheeler USA Corporation (EC)
Houston, Texas                   General Offices                     --                 107,890             2003

Foster Wheeler Iberia, S.A. (EC)
Madrid, Spain                    Office & Engineering                4.2 acres          82,500

Foster Wheeler France, S.A. (EC)
Paris, France                    Office & Engineering                --                 109,029             2006

Paris, France                    Archive Storage Space                                  12,985              2006

Foster Wheeler International Corp. (Thailand Branch) (EC)
Sriracha, Thailand               Office & Engineering                --                 26,400              2000

Foster Wheeler Constructors, Inc. (EC)
McGregor, Texas                  Storage
                                  Facilities                         15.0 acres         24,000

Mobile (Chickasaw),              Storage and                         3.5 acres          60,000              2000
   Alabama                        Fabrication

   COMPANY AND
(INDUSTRY SEGMENT*)

                                                                                        BUILDING             LEASE
  LOCATION                              USE                            LAND AREA        SQUARE FEET          EXPIRES
Foster Wheeler Limited (England) (EC)
Glasgow, Scotland                Office & Engineering                2.26 acres         28,798

Reading, England                 Office & Engineering                --                 288,472             1998/2016

Teeside, England                 Office & Engineering                --                 18,100              1998/2014

Foster Wheeler Limited (Canada) (EE)
Niagara-On-The-Lake,
Ontario                          Office Building                     34.5 acres         86,000 (1)

Foster Wheeler Andina, S.A. (EC)
Bogota, Colombia                 Office & Engineering                2.25 acres         26,000

Foster Wheeler Energia, S.A. (EE)
Tarragona, Spain                 Manufacturing
                                  & Office                           11.96 acres        77,794

Madrid, Spain                    Office Building                     1.26 acres         27,500

Foster Wheeler Italiana, S.p.A. (EC)
Milan, Italy
   (via S. Caboto,1)             Office & Engineering                --                 161,400             2001

Milan, Italy
   (via S. Caboto,7)             Office & Engineering                --                  133,000            2002

Birlesik Insaat ve Muhendislik A.S. (BIMAS) (EC)
Istanbul, Turkey                 Engineering & Office                --                 26,000              2000

   COMPANY AND
(INDUSTRY SEGMENT*)

                                                                                        BUILDING             LEASE
  LOCATION                              USE                            LAND AREA        SQUARE FEET          EXPIRES
Foster Wheeler Eastern Private Limited (EC)
Singapore                        Office & Engineering                --                 25,000              1999

Foster Wheeler Environmental Corporation (EC)
Atlanta, Georgia                 General Offices                                        24,865              1999

Bellevue, Washington             General Offices                                        53,545              2000

Boston, Massachusetts            General Offices                                        26,326              1999

Lakewood, Colorado               General Offices                                        27,263              2000

Oak Ridge, Tennessee             General Offices                                        14,494              1999

Costa Mesa, California           General Offices                                        14,754              2000

Foster Wheeler Power Systems, Inc. (PS)
Martinez, California             Cogeneration Plant                  6.4 acres          --

Mt. Carmel,                      Cogeneration Plant                  105 acres          --                  2010
Pennsylvania

Charleston,                      Waste-to-Energy                     18 acres           --                  2010
South Carolina                    Plant

Hudson Falls, New York           Waste-to-Energy                     11.2 acres         --
                                  Plant

Camden, New Jersey               Waste-to-Energy                     18 acres           --                  2011
                                  Plant

Robbins, Illinois                Waste-to-Energy
                                  Plant
                                 Facility Site                       16.1 acres         --                  2029
                                 Laydown Site                        14.6 acres         --                  2029

Talcahuano, Chile                Cogeneration Plant-Facility Site    21 acres           --                  2028
                                 Hydrogen Plant-Facility Site        1.4 acres                              2013

Paraquana, Venezuela             Hydrogen Plant
                                   Facility Site                     3.9 acres          --                  2013
                                  Laydown Site                       2.8 acres          --                  1998

Foster Wheeler Pyropower, Inc. (EE)
San Diego, California            Office                              9.25 acres         86,000 (1)

   COMPANY AND
(INDUSTRY SEGMENT*)

                                                                                        BUILDING             LEASE
  LOCATION                              USE                            LAND AREA        SQUARE FEET          EXPIRES
Foster Wheeler Energia OY (EE)
Varkhaus, Finland                Manufacturing & Offices              22 acres          366,527

Karhula, Finland                 Research Center                      12.84 acres       15,100              2095
                                 Office Laboratory                                      57,986

Kouvola, Finland                 Manufacturing & Offices              9.09 acres        79,903

Kaarina, Finland                 Office                                                 24,762              1999

Helsinki, Finland                Office                                                 11,841              1999

Foster Wheeler Energy FAKOP Ltd. (EE)
Sosnowiec, Poland                Manufacturing & Offices              15.57 acres       231,688


*Designation of Industry Groups:        EC  -    Engineering and Construction
                                        EE  -    Energy Equipment
                                        PS  -    Power Systems
                                        CF  -    Corporate & Financial Services


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

ITEM 3.  LEGAL PROCEEDINGS

Incorporated by reference to Note 13 on page 43 in the Notes to Financial Statements in Foster Wheeler's Annual Report to Stockholders for the year ended December 26, 1997.

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

The executive officers of Foster Wheeler, all of whom have held executive positions with Foster Wheeler or its subsidiaries for more than the past five years, except Messrs. Bartoli and O'Brien are as follows:

   NAME                              AGE                               POSITION
   ----                              ---                               --------
Richard J. Swift                     53           Chairman, President and Chief Executive Officer
David J. Roberts                     53           Vice Chairman and Chief Financial Officer
N. William Atwater                   63           Executive Vice President - Engineering and
                                                          Construction Group
Henry E. Bartoli                     51           Senior Vice President - Energy Equipment Group
                                                  (Vice President and General Manager, 1987-1992,
                                                  Burns and Roe Company.)
Claudio Ferrari                      61           Senior Vice President - Power Systems Group
Thomas R. O'Brien                    59           Senior Vice President and General Counsel
                                                  (Partner in the law firm of
                                                  Wolff & Samson, 1986-1993.)
Lisa Fries Gardner                   41           Vice President, Secretary  and Chief Compliance Officer
Robert D. Iseman                     49           Vice President and Treasurer
James E. Schessler                   52           Vice President - Human Resources and Administration
George S. White                      61           Vice President and Controller


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

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS

Incorporated by reference to Note 12 on page 42 in Foster Wheeler's Annual Report to Stockholders for the year ended December 26, 1997. The Corporation's common stock is traded on the New York Stock Exchange. The approximate number of stockholders of record as of the end of 1997 was 6,480.

ITEM 6.  SELECTED FINANCIAL DATA

                (In Thousands of Dollars, Except Per Share Data)

                                        1997                  1996                 1995**               1994              1993
                                        ----                  ----                 ------               ----              ----
Revenues                             $ 4,172,015           $ 4,040,611          $ 3,081,930          $ 2,271,123       $ 2,654,505

Net (Loss)/earnings                      (10,463)(1)            82,240(2)            28,534(3)            65,410            57,704

Net (Loss)/earnings per share:
     Basic                                  (.26)                 2.03                  .79                 1.83              1.62
     Diluted                                (.26)                 2.02                  .78                 1.82              1.61

Shares outstanding:
     Basic:
       Weighted average number
         of shares outstanding            40,677                40,592               36,322                35788            35,656
     Diluted:
       Effect of stock options                 *                   167                  107                   90                83
                                     -----------           -----------          -----------          -----------       -----------
     Total diluted                        40,677                40,759               36,429               35,878            35,739
                                     ===========           ===========          ===========          ===========       ===========

Total assets                           3,366,363             3,510,334            2,975,809            2,140,334         1,806,201

Long-term borrowings
 (including current
 installments)                           889,196               829,043              589,052              499,202           429,264

Cash dividends per
 common share                               .835                   .81                  .77                  .72              .645

         (1) Includes in 1997 a net charge of $110,900 ($76,600 after tax) consisting of the following pretax items: Second quarter amounts: Gain on sale of Glitsch International, Inc.'s operations-$56,400; provision for Robbins Resource Recovery Facility-$60,000; provision for reorganization costs of the Energy Equipment Group-$32,000; and write-downs of long-lived assets-$6,500. Third quarter amounts: contract write-downs-$24,000 (Engineering & Construction Group) and $30,000 (Energy Equipment Group). Fourth quarter amount:
                  Realignment of the Engineering & Construction Group's European operations-$14,800.

         (2) Includes in 1996 a provision of $24,000 ($15,600 after tax) for asbestos claims.

         (3) Includes in 1995 a provision of $50,120 ($46,500 after tax) for reorganization costs.

* The effect of the stock options was not included in the calculation of diluted earnings per share as these options were antidilutive due to the 1997 loss.

** During the fourth quarter of 1995, the Corporation acquired the power-generation business of A. Ahlstrom Corporation, "Pyropower".

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to pages 24 to 31 in Foster Wheeler's Annual Report to Stockholders for the year ended December 26, 1997.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the following sections of Foster Wheeler's Annual Report to Stockholders for the year ended December 26, 1997:

         A. Consolidated Balance Sheet, December 26, 1997 and December 27, 1996 (page 32)

         B. Consolidated Statement of Earnings for the years ended December 26, 1997; December 27, 1996; and December 29, 1995 (page 33)

         C. Consolidated Statement of Changes in Stockholders' Equity for the years ended December 26, 1997; December 27, 1996; and December 29, 1995 (page 34)

         D. Consolidated Statement of Cash Flows for the years ended December 26, 1997; December 27, 1996; and December 29, 1995 (page 35)

         E.       Notes to Consolidated Financial Statements (pages 36-47)

         F.       Report of Independent Accountants (page 33)

Schedules Required by Regulation S-X

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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to pages 1-4 of Foster Wheeler's Proxy Statement, dated March 19, 1998, for the Annual Meeting of Stockholders to be held April 27, 1998. Certain information regarding executive officers is included in PART I hereof in accordance with General Instruction G (3) of Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to pages 7-13 of Foster Wheeler's Proxy Statement, dated March 19, 1998, for the Annual Meeting of Stockholders to be held April 27, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Incorporated by reference to pages 2-5 of Foster Wheeler's Proxy Statement, dated March 19, 1998, for the Annual Meeting of Stockholders to be held April 27, 1998.

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

       4.1 Amended and Restated Rights Agreement dated as of September 30, 1997, between Foster Wheeler Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit
                1.2 to Foster Wheeler Corporation's Form 8-A dated October 1, 1997 and incorporated herein by reference.)

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

       12 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Preferred Shares Dividend Requirements


       13 Except for those portions thereof which are expressly incorporated by reference in this filing, the Financial Section of the Annual Report to Stockholders of Foster Wheeler Corporation (pages 23-47) for the fiscal year ended December 26, 1997 is furnished for the informational purposes of the Commission and is not deemed "filed" as part of this filing.

       21       Subsidiaries of the registrant (Exhibit 21)

       23       Consent of independent accountants (Exhibit 23)

       27 Financial data schedule (for the informational purposes of the Commission only).

       (b)      Current Reports on Form 8-K:

                NONE

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 333-25945 (filed April 28, 1997), 33-59739 (filed June 1, 1995), 33-40878 (filed
May 29, 1991) and 33-34694 (filed May 2, 1990):

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

                       CONSENT OF INDEPENDENT ACCOUNTANTS


     We consent to the incorporation by reference in the registration statements of Foster Wheeler Corporation on (1) Form S-3 (File No. 33-61809) and (2) Form S-8 (File Nos. 33-34694, 33-40878, 33-59739 and 333-25945) of our report dated
January 27, 1998, on our audits of the consolidated financial statements of Foster Wheeler Corporation and Subsidiaries as of December 26, 1997 and December 27, 1996, and for each of the three years in the period ended December 26, 1997, which report is incorporated by reference in this Annual Report on Form 10-K.







                                                        Coopers & Lybrand L.L.P.

New York, New York
March 18, 1998

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FOSTER WHEELER CORPORATION
                                          (Registrant)

Dated    March 18, 1998                   By /s/ Lisa Fries Gardner
      ---------------------                  ----------------------
                                              Lisa Fries Gardner
                                              Vice President, Secretary and
                                              Chief Compliance Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of March 18, 1998, by the following persons on behalf of the registrant, in the capacities indicated.


                Signature                      Title
                ---------                      -----


         /s/ Richard J. Swift             Director, Chairman, President and
         Richard J. Swift                 Chief Executive Officer
                                          (Principal Executive Officer)

         /s/ David J. Roberts             Director, Vice Chairman and
         David J. Roberts                 Chief Financial Officer
                                          (Principal Financial Officer)

         /s/ George S. White              Vice President and Controller
         George S. White                  (Principal Accounting Officer)

         /s/ Eugene D. Atkinson           Director
         Eugene D. Atkinson

         /s/ Louis E. Azzato              Director
         Louis E. Azzato

         /s/ David J. Farris              Director
         David J. Farris

         /s/ E. James Ferland             Director
         E. James Ferland

                Signature                                   Title
                ---------                                   -----
         /s/ Martha Clark Goss                             Director
         Martha Clark Goss

         /s/ Constance J. Horner                           Director
         Constance J. Horner

         /s/ Joseph J. Melone                              Director
         Joseph J. Melone

         /s/ Frank E. Perkins                              Director
         Frank E. Perkins

         /s/ John E. Stuart                                Director
         John E. Stuart

         /s/ Charles Y. C. Tse                             Director
         Charles Y. C. Tse

                                EXHIBIT INDEX
                                -------------

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

       4.1 Amended and Restated Rights Agreement dated as of September 30, 1997, between Foster Wheeler Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit
                1.2 to Foster Wheeler Corporation's Form 8-A dated October 1, 1997 and incorporated herein by reference.)

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

       12 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Preferred Shares Dividend Requirements

       13 Except for those portions thereof which are expressly incorporated by reference in this filing, the Financial Section of the Annual Report to Stockholders of Foster Wheeler Corporation (pages 23-47) for the fiscal year ended December 26, 1997 is furnished for the informational purposes of the Commission and is not deemed "filed" as part of this filing.

       21       Subsidiaries of the registrant (Exhibit 21)

       23       Consent of independent accountants (Exhibit 23)

       27 Financial data schedule (for the informational purposes of the Commission only).