Form 10-Q
period 1998-03-27
FOSTER WHEELER CORP
filed 1998-05-08
CIK 38321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                    FOR THE TRANSITION PERIOD FROM        TO


                         COMMISSION FILE NUMBER 1-286-2


                           FOSTER WHEELER CORPORATION
             (Exact name of registrant as specified in its charter)


                New York                                     13-1855904
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)


  Perryville Corporate Park, Clinton, N. J.                   08809-4000
  (Address of principal executive offices)                    (Zip Code)


   Registrant's telephone number, including area code:    (908)-730-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,734,864 shares of the Corporation's common stock ($1.00 par value) were outstanding as of March 27, 1998.

                           FOSTER WHEELER CORPORATION


                                      INDEX


Part I     Financial Information:


           Item 1 - Financial Statements:

                    Condensed Consolidated Balance Sheet at
                        March 27, 1998 and December 26, 1997

                    Condensed Consolidated Statement of Earnings and
                        Comprehensive Income
                        Three Months Ended March 27, 1998 and
                        March 28, 1997

                    Condensed Consolidated Statement of Cash Flows
                        Three Months Ended March 27, 1998 and
                        March 28, 1997

                    Notes to Condensed Consolidated Financial
                        Statements


           Item 2 - Management's Discussion and Analysis of
                        Results of Operations and Financial Condition

Part II    Other Information:

           Item 4 - Submission of Matters to a Vote of Security Holders

           Item 6 - Exhibits and Reports on Form 8-K

Signatures

PART I    FINANCIAL INFORMATION
ITEM 1 -  FINANCIAL STATEMENTS

                                     FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEET
                                              (In Thousands of Dollars)

                                                     March 27, 1998   December 26,
ASSETS                                                 (Unaudited)        1997
------                                               --------------   ------------
Current Assets:
     Cash and cash equivalents                         $   141,476    $   167,417
     Short-term investments                                 83,074         91,888
     Accounts and notes receivable                         779,760        799,375
     Contracts in process and inventories                  399,874        415,186
     Prepaid and refundable income taxes                    47,024         46,175
     Prepaid expenses                                       25,767         25,230
                                                       -----------    -----------
         Total Current Assets                            1,476,975      1,545,271
                                                       -----------    -----------
Land, buildings and equipment                            1,144,982      1,138,098
Less accumulated depreciation                              322,148        313,646
                                                       -----------    -----------
         Net book value                                    822,834        824,452
                                                       -----------    -----------

Notes and accounts receivable - long-term                   87,833         86,353
Investments and advances                                   126,497        127,629
Intangible assets - net                                    296,213        298,217
Prepaid pension costs and benefits                         178,962        187,200
Other, including insurance recoveries                      287,454        275,582
Deferred income taxes                                       18,703         21,659
                                                       -----------    -----------
         Total Assets                                  $ 3,295,471    $ 3,366,363
                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current installments on long-term debt            $    34,331    $    33,528
     Bank loans                                             61,722         53,748
     Accounts payable and accrued expenses                 615,826        626,160
     Estimated costs to complete long-term contracts       555,957        603,224
     Advance payments by customers                          98,910         98,865
     Income taxes                                           27,221         21,527
                                                       -----------    -----------
         Total Current Liabilities                       1,393,967      1,437,052
Special-purpose project debt                               428,906        432,772
Other long-term debt                                       406,022        422,896
Postretirement and other employee benefits
     other than pensions                                   166,583        169,212
Other long-term liabilities, deferred credits and
     minority interest in subsidiary companies             245,408        250,853
Deferred income taxes                                       34,124         34,148
                                                       -----------    -----------
         Total Liabilities                               2,675,010      2,746,933
                                                       -----------    -----------
Stockholders' Equity:
     Common stock                                           40,746         40,746
     Paid-in capital                                       201,105        201,105
     Retained earnings                                     435,585        426,761
     Accumulated other comprehensive income                (56,680)       (48,887)
                                                       -----------    -----------
                                                           620,756        619,725
     Less cost of treasury stock                              (295)          (295)
                                                       -----------    -----------
         Total Stockholders' Equity                        620,461        619,430
                                                       -----------    -----------
         Total Liabilities and Stockholders' Equity    $ 3,295,471    $ 3,366,363
                                                       ===========    ===========

See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
              (In Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                   ------------------
                                                                March 27, 1998  March 28, 1997
                                                                --------------  --------------
Revenues:

     Operating revenues                                          $  1,027,961    $    965,114
     Other income                                                       9,793          13,365
                                                                 ------------    ------------

         Total revenues                                             1,037,754         978,479
                                                                 ------------    ------------

Costs and expenses:
     Cost of operating revenues                                       935,525         854,515
     Selling, general and administrative expenses                      56,414          70,917
     Other deductions/minority interest                                18,282          19,686
                                                                 ------------    ------------

         Total costs and expenses                                   1,010,221         945,118
                                                                 ------------    ------------

Earnings before income taxes                                           27,533          33,361

Provision for income taxes:                                            10,147          13,140
                                                                 ------------    ------------

Net earnings                                                           17,386          20,221

Other comprehensive income:
     Foreign currency translation adjustment                           (7,793)        (24,627)
                                                                 ------------    ------------
     Comprehensive income/(loss)                                 $      9,593    $     (4,406)
                                                                 ============    ============

Earnings per share:
     Basic                                                       $        .43    $        .50
                                                                 ============    ============
     Diluted                                                     $        .43    $        .50
                                                                 ============    ============

Shares outstanding:
     Basic:
         Weighted average number
              of shares outstanding                                40,734,864      40,641,512
     Diluted:
         Effect of stock options                                        7,238         140,034
                                                                 ------------    ------------
              Total Diluted                                        40,742,102      40,781,546
                                                                 ============    ============

Cash dividends paid per common share                             $        .21    $       .205
                                                                 ============    ============


See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                        ------------------
                                                                   March 27, 1998  March 28, 1997
                                                                   --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                   $  17,386       $  20,221
     Adjustments to reconcile net earnings
         to cash flows from operating activities:
         Depreciation and amortization                                 14,709          15,707
         Noncurrent deferred tax                                        2,844          (7,252)
         Equity earnings, net of dividends                             (1,172)           (350)
         Other                                                         (1,848)         (1,094)
     Changes in assets and liabilities:
         Receivables                                                   11,204         (90,964)
         Contracts in process and inventories                          11,026            (751)
         Accounts payable and accrued expenses                        (16,339)        (43,103)
         Estimated costs to complete long-term contracts              (40,661)         58,894
         Advance payments by customers                                    137         (18,186)
         Income taxes                                                   4,381           5,570
         Other assets and liabilities                                  (6,188)        (15,203)
                                                                    ---------       ---------
         NET CASH USED BY OPERATING ACTIVITIES                         (4,521)        (76,511)
                                                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                             (13,190)        (33,314)
     Proceeds from sale of properties                                   1,021             349
     Increase in investments and advances                              (2,124)         (4,201)
     Decrease/(increase) in short-term investments                      6,774         (32,479)
     Partnership distributions                                         (4,256)         (4,800)
                                                                    ---------       ---------
         NET CASH USED BY INVESTING ACTIVITIES                        (11,775)        (74,445)
                                                                    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends to stockholders                                         (8,562)         (8,328)
     Proceeds from the exercise of stock options                           --              53
     Increase in short-term debt                                        9,493           7,736
     Proceeds from long-term debt                                         153         110,952
     Repayment of long-term debt                                      (19,985)         (2,543)
                                                                    ---------       ---------
         NET CASH (USED)/PROVIDED BY FINANCING ACTIVITIES             (18,901)        107,870
                                                                    ---------       ---------

     Effect of exchange rate changes on cash and cash equivalents       9,256         (13,201)
                                                                    ---------       ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (25,941)        (56,287)
Cash and cash equivalents at beginning of year                        167,417         267,149
                                                                    ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 141,476       $ 210,862
                                                                    =========       =========

Cash paid during period:
     Interest (net of amount capitalized)                           $   2,376       $   2,580
     Income taxes                                                   $   3,631       $   2,268


See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)

1. The condensed consolidated balance sheet as of March 27, 1998, and the related condensed consolidated statements of earnings and comprehensive income and cash flows for the three month periods ended March 27, 1998 and March 28, 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented in accordance with Form 10-Q and do not contain certain information included in Foster Wheeler Corporation's Annual Report on Form 10-K for the fiscal year ended December 26, 1997 filed with the Securities and Exchange Commission March 19, 1998. The Condensed Consolidated Balance Sheet as of December 26, 1997 has been derived from the audited Consolidated Balance Sheet included in the 1997 Annual Report. A summary of the Corporation's significant accounting policies is presented on pages 36 and 37 (not shown) of its 1997 Annual Report to Stockholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the company during 1998, except as described in Note 8 of these Condensed Consolidated Financial Statements.

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

2. In the ordinary course of business, Foster Wheeler Corporation ("the Corporation") and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Corporation by customers alleging deficiencies in either equipment design or plant construction. Based on its knowledge of the facts and circumstances relating to the Corporation's liabilities, if any, and to its insurance coverage, management of the Corporation believes that the disposition of such suits will not result in charges against assets or earnings materially in excess of amounts previously provided in the accounts.

         The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970's and prior. As of March 27, 1998, there were approximately 66,800 claims pending. In 1998, approximately 6,500 new claims were filed and approximately 4,700 were either settled or dismissed without payment. The Corporation has agreements with insurance carriers covering a substantial portion of the potential costs relating to these exposures. The Corporation has recorded, with respect to asbestos litigation, an asset relating to the probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

         In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden County Waste-to-Energy Project (the "Project") with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues are not expected to be sufficient to service the debt on outstanding bonds which, were issued to construct the plant and to acquire a landfill for Camden County's use. The Corporation has filed suit against the involved parties, including the State of New Jersey, seeking among other things, to void the applicable contracts and agreements governing the Project. Pending outcome of the litigation and the results of legislative initiatives in New Jersey to solve the crisis, management believes that the plant will continue to operate at full capacity while receiving market rates for waste disposal. At this time, management cannot determine the ultimate outcome and its effect on the Project.

         In 1996, the Corporation completed the construction of a recycling and waste-to-energy project for the Village of Robbins, Illinois. A subsidiary of the Corporation, Robbins Resource Recovery Limited Partnership ("the "Partnership"), will operate this facility under a long-term operating lease. By virtue of the facility qualifying under the Illinois Retail Rate Law as a qualified solid waste-to-energy facility, it was to receive electricity revenues projected to be substantially higher than the utility's "avoided cost." Under the Retail Rate Law, the utility was entitled to a tax credit against a state tax on utility gross receipts and invested capital. The State was to be reimbursed by the facility for the tax credit beginning after the 20th year following the initial sale of electricity to the utility. The State repealed the Retail Rate Law insofar as it applied to this facility. The Partnership is contesting the Illinois legislature's partial repeal of the Retail Rate Law in Court. In the event this litigation is not successful and no other means are available to generate revenue from the sale of electric power above that provided by selling electricity at the "avoided cost," there may be a significant adverse financial impact on the operating results of the project. However, based on reasonable financial and economic assumptions, the Corporation in 1997 recorded a charge of $60,000 sufficient to cover the anticipated losses until the year 1999, reflecting the time period within which the Corporation expects the Courts to provide relief from the State government's repeal of the Illinois Retail Rate Law or other alternatives are undertaken. This time period is subject to considerable uncertainty.

         The ultimate legal and financial liability of the Corporation in respect to all claims, lawsuits and proceedings cannot be estimated with certainty. As additional information concerning the estimates used by the Corporation becomes known, the Corporation reassesses its position both with respect to gain contingencies and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change relate to legal matters, which are subject to change as events evolve and as additional information becomes available during the administration and litigation process.

3. The Corporation maintains two revolving credit agreements with a syndicate of banks. One is a short-term revolving credit agreement of $100,000 with a maturity of 364 days and the second is a $300,000 revolving credit agreement with a maturity of four years (collectively, the "Revolving Credit Agreements"). These Revolving Credit Agreements require the maintenance of a maximum Consolidated Leverage Ratio and a minimum Consolidated Fixed Charges Coverage Ratio. As of March 27, 1998, the Corporation was in compliance with both of these provisions.

4. A total of 2,561,718 shares were reserved for issuance under the stock option plans; of this total 775,916 were not under option.

5. Foster Wheeler Corporation had a backlog of firm orders as of March 27, 1998 of $7,451,646 as compared to a backlog as of March 28, 1997 of $7,139,495.

6. Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed on the basic plus the dilution of stock options.

7.       Interest income and cost for the following periods are:

                                           Three Months Ended
                                           ------------------
                                    March 27, 1998      March 28, 1997
                                    --------------      --------------
         Interest income             $ 6,001              $ 5,386
                                     =======              =======

         Interest cost               $16,869              $15,364
                                     =======              =======


         Included in interest cost is interest capitalized on self-constructed assets, which was $2,864 and $1,841 for the quarters ended March 27,1998 and March 28,1997, respectively.

8. In the first quarter of 1998, the Corporation adopted the provisions of Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosure about Segments of an Enterprise and Related Information." Where applicable, prior data has been restated to conform to the 1998 presentation.

9. Changes in equity for the three months ended March 27, 1998 were as follows:

                                                                                  Accumulated
                                                                                     Other                               Total
                                     Common Stock          Paid-in    Retained   Comprehensive   Treasury   Stock      Stockholders
                                Shares         Amount      Capital    Earnings       Loss        Shares     Amount       Equity
                              -----------    ----------    ---------  ----------  -------------  ---------  ---------- ------------

Balance December 26, 1997     40,745,668     $ 40,746      $ 201,105   $ 426,761  $ (48,887)      (10,804)   $ (295)     $ 619,430

Net Earnings                                                              17,386                                            17,386

Dividends paid - common                                                   (8,562)                                           (8,562)

Comprehensive loss                                                                   (7,793)                                (7,793)

                             -----------     ---------     ---------  ---------  ----------      -------     -------     ---------
Balance March 27, 1998        40,745,668     $ 40,746      $ 201,105  $ 435,585  $ (56,680)     (10,804)     $ (295)     $ 620,461
                             ===========     =========     =========  =========  ==========      =======     =======     =========

10.       Major Business Groups (In Millions of Dollars)

FOR THREE MONTHS                                                  Engineering                            Corporate and
                                                                     and        Energy      Power        Financial
                                                        Total    Construction  Equipment    Systems      Service *
                                                       -------   ------------  ---------   ---------     ---------
Ended
March 27, 1998
Unfilled Orders                                        $7,451.6    $5,677.6    $1,541.0   $   275.1     $  (42.1)
New Orders Booked                                       1,448.9     1,259.7       140.1        60.4        (11.3)
Revenues                                                1,037.7       812.8       242.7        43.4        (61.2)
Interest Expense                                           14.0         2.0         2.1         5.5          4.4
Earnings Before Income Taxes                               27.5        23.9         9.2         5.5        (11.1)
Provision for Income Taxes                                 10.1         8.4         3.4         2.2         (3.9)
                                                       --------    --------    --------    --------     --------

Net Earnings                                           $   17.4    $   15.5    $    5.8    $    3.3     $   (7.2)
                                                       ========    ========    ========    ========     ========



                                                                   Engineering                           Corporate and
                                                                     and         Energy      Power       Financial
                                                        Total     Construction  Equipment   Systems      Service *
                                                       -------   ------------  ---------   ---------     ---------
Ended
March 28, 1997
Unfilled Orders                                         $7,139.5    $5,120.5    $1,764.7    $  383.9     $ (129.6)
New Orders Booked                                        1,220.7       851.9       351.8        39.4        (22.4)
Revenues                                                   978.5       679.1       279.4        42.0        (22.0)
Interest Expense                                            13.5         0.6         3.2         5.7          4.0
Earnings Before Income Taxes                                33.4        26.4        14.5         4.9        (12.4)
Provision for Income Taxes                                  13.2        10.2         5.0         2.2         (4.2)
                                                        --------    --------    --------    --------     --------

Net Earnings                                            $   20.2    $   16.2    $    9.5    $    2.7     $   (8.2)
                                                        ========    ========    ========    ========     ========

*Includes intersegment eliminations

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                                   (Unaudited)

The following is Management's Discussion and Analysis of certain significant factors that have affected the financial condition and results of operations of the Corporation for the periods indicated below. This discussion and analysis should be read in conjunction with the 1997 Annual Report on Form 10-K filed March 19, 1998.

Results of Operations

Three months ended March 27, 1998 compared to three months ended March 28, 1997

The Corporation's consolidated backlog at March 27, 1998 totaled $7,451.6 million, the highest in the history of the Corporation. This represented an increase of $312.1 million or 4% over the amount reported as of March 28, 1997. The dollar amount of backlog is not necessarily indicative of the future earnings of the Corporation related to the performance of such work. Although backlog represents only business which is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of backlog which may not be performed. Backlog has been adjusted to reflect project cancellations, deferrals, and revised project scope and cost. The net reduction in backlog from project adjustments and cancellations for the three months ended March 27, 1998 was $133.5 million, compared with $17.4 million for the three months ended March 28, 1997. The Corporation's future award prospects include several large-scale international projects. The large size and uncertain timing of these projects can create variability in the Corporation's contract awards, and therefore, future award trends are difficult to predict.

The Engineering and Construction Group ("E & C Group") had a backlog of $5,677.6 million at March 27, 1998. This represented an increase of $557.1 million or 11% from March 28, 1997 due primarily to orders awarded to the United Kingdom subsidiary. The Energy Equipment Group had backlog of $1,541.0 million at March 27, 1998, which represented a 13% decrease from backlog at March 28, 1997. Approximately 50% of this decrease was due to the sale of the assets of Glitsch International Inc.(Glitsch) at the end of the second quarter of 1997.

New orders awarded for the three months ended March 27, 1998 of $1,448.9 million were 19% higher than new orders awarded for the three months ended March 28, 1997 of $1,220.7 million. Approximately 45% of new orders in the three months ended March 27, 1998 were for projects awarded to the Corporation's subsidiaries located outside the United States. Key geographic regions contributing to new orders awarded for the three months ended March 27, 1998 were the United States, Europe, and the Middle East.

Operating revenues increased in the three months ended March 27, 1998 by $62.9 million compared to the three months ended March 28, 1997 to $1,028.0 million from $965.1 million. The E & C Group was primarily responsible for the increase in operating revenues, accounting for $134.5 million of this increase. Approximately $65.6 million was related to the affiliates in the United States and $126.0 million to an increase in the United Kingdom, offset by a decrease in the Italian affiliate. The increase in the E & C Group's operating revenues was partially offset by a decrease in the Energy Equipment Group of approximately $31.8 million, primarily attributable to the sale of Glitsch.

Gross earnings from operations, which are equal to operating revenues minus the cost of operating revenues ("gross earnings"), declined $18.2 million to $92.4 million from $110.6 million, or 16% in the three months ended March 27, 1998, as compared with the three months ended March 28, 1997. The decrease in gross earnings can be attributed to the sale of Glitsch which amounted to $17.4 million in the first quarter of 1997.

Selling, general and administrative expenses decreased 20% in the three months ended March 27, 1998 as compared with the same period in 1997, from $70.9 million to $56.4 million; of this decrease, $11.2 million can be attributed to the sale of Glitsch. Other income in the three months ended March 27, 1998 as compared with March 28, 1997 decreased to $9.8 million from $13.4 million. Approximately 60% of other income in the three months ended March 27, 1998 was interest income compared to 40% for the three months ended March 28, 1997. Also included in other income for the period ended March 28, 1997 was approximately $2.0 million related to Glitsch International. Other deductions for the periods ended March 27, 1998 and March 28, 1997 was $18.0 million and $18.2 million, respectively.

The effective tax rate for the three months ending March 27, 1998 was 36.9%, which exceeds the U.S. statutory rate primarily due to state taxes and the impact of foreign earnings.

Net earnings decreased by $2.8 million, or 14%, to $17.4 million for the three months ended March 27, 1998 as compared to the same period in 1997. The E & C Group reported decreased net earnings of $0.7 million. Net earnings for the Energy Equipment Group decreased by $3.7 million, attributable to the sale of Glitsch International which contributed $4.8 million of net earnings in the first quarter of 1997.

Financial Condition

The Corporation's consolidated financial condition slightly improved during the three months ended March 27, 1998 as compared to December 26, 1997. Stockholders' equity for the three months ended March 27, 1998 increased by $1.0 million, due to earnings reduced by dividends and the accumulated translation adjustment.

During the three months ended March 27, 1998, the Corporation's long-term investments in land, buildings and equipment were $13.2 million as compared with $33.3 million for the comparable period in 1997. Approximately $4.9 million was invested by the Power Systems Group in build, own and operate projects during the first three months of 1998. During the next few years, capital expenditures will continue to be directed primarily toward strengthening and supporting the Corporation's core businesses.

Since December 26, 1997, long-term debt, including current installments, and bank loans decreased by $10.4 million.

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

Liquidity and Capital Resources

Cash and cash equivalents totaled $141.5 million at March 27, 1998, a decrease of $25.9 million from fiscal year end 1997. Short-term investments decreased by $8.8 million to $83.1 million. During the first three months of fiscal 1998, the Corporation paid $8.6 million in dividends to stockholders. Cash used by operating activities amounted to $4.5 million. The Power Systems Group invested approximately $4.9 million in the construction of waste-to-energy, cogeneration and hydrogen plants.

Over the last several years working capital needs have increased as a result of the Corporation satisfying its customers' requests for more favorable payment terms under contracts. Such requests generally include reduced advance payments and more favorable payment schedules. Such terms, which require the Corporation to defer receipt of payments from its customers, have had a negative impact on the Corporation's available working capital. The Management of the Corporation expects its customers' requests for more favorable payment terms under the Energy Equipment Group contracts to continue as a result of the competitive markets in which the Corporation operates. The Corporation intends to satisfy its continuing working capital needs by borrowing under its Revolving Credit Agreements, through internal cash generation and third-party financings in the capital markets. The Corporation's pricing of contracts recognizes costs associated with the use of working capital.

The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970's and prior. As of March 27, 1998, there were approximately 66,800 claims pending. In 1998, approximately 6,500 new claims were filed and approximately 4,700 were either settled or dismissed without payment. The Corporation has agreements with insurance carriers covering a substantial portion of the potential costs relating to these exposures. The Corporation has recorded, with respect to asbestos litigation, an asset relating to the probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

Management of the Corporation believes that cash and cash equivalents of $141.5 million and short-term investments of $83.1 million at March 27, 1998, combined with cash flows from operating activities, amounts available under its Revolving Credit Agreements and access to third-party financings in the capital markets will be adequate to meet its working capital and liquidity needs for the foreseeable future.


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

PART II   OTHER INFORMATION
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



         (a)      Date of Meeting

                  The Annual Meeting of Stockholders of Foster Wheeler Corporation was held on April 27, 1998, at the Hunterdon Hills Playhouse, 88 Route 173 West, Hampton, New Jersey.

         (b)      Election of Directors

         Directors Elected               For                      Withheld
         -----------------               ---                      --------
         Eugene D. Atkinson              33,732,602               404,073
         E. James Ferland                33,731,249               405,426
         Joseph J. Melone                33,727,826               408,849
         Richard J. Swift                33,725,319               411,356

         Other Directors continuing in office:

         Louis E. Azzato                 Constance J. Horner
         David J. Farris                 David J. Roberts
         Martha Clark Goss               John E. Stuart

         (c)      Additional Matters Voted Upon

         Ratification of the selection of Coopers & Lybrand, L.L.P. as auditors of the Corporation for 1998.

          For                             34,022,630
          Against                            43,338
          Abstain                            70,707

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                  Number    Exhibit


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

                                              FOSTER WHEELER CORPORATION
                                                 (Registrant)


Date: May 8, 1998                              /s/ Richard J. Swift
      ----------------------                  ------------------------
                                              Richard J. Swift
                                              Chairman, President and
                                              Chief Executive Officer


Date: May 8, 1998                              /s/ David J. Roberts
      -----------------------                 -------------------------
                                              David J. Roberts
                                              Vice Chairman and
                                              Chief Financial Officer