Form 10-Q
period 1998-06-26
FOSTER WHEELER CORP
filed 1998-07-31
CIK 38321

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,736,864 shares of the Corporation's common stock ($1.00 par value) were outstanding as of June 26, 1998.

                     FOSTER WHEELER CORPORATION


                                INDEX



Part I   Financial Information:


      Item 1 - Financial Statements:

           Condensed Consolidated Balance Sheet at June 26, 1998 and
              December 26, 1997

           Condensed Consolidated Statement of Earnings and
              Comprehensive Income Three and Six Months Ended June 26, 1998 and June 27, 1997

            Condensed Consolidated Statement of Cash Flows
              Six Months Ended June 26, 1998 and June 27, 1997

              Notes to Condensed Consolidated Financial Statements


      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information:

      Item 1 - Legal Proceedings

      Item 6 - Exhibits and Reports on Form 8-K

Signatures



PART I    FINANCIAL INFORMATION
ITEM 1 -  FINANCIAL STATEMENTS

                                     FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEET
                                              (In Thousands of Dollars)


                                                                       June 26, 1998             December 26,
ASSETS                                                                   (Unaudited)                  1997
Current Assets:
     Cash and cash equivalents                                             $   144,382            $   167,417
     Short-term investments                                                     69,764                 91,888
     Accounts and notes receivable                                             785,129                799,375
     Contracts in process and inventories                                      478,130                415,186
     Prepaid and refundable income taxes                                        49,000                 46,175
     Prepaid expenses                                                           27,765                 25,230
                                                                          ------------            -----------
          Total Current Assets                                               1,554,170              1,545,271
                                                                            ----------             ----------
Land, buildings and equipment                                                1,180,018              1,138,098
Less accumulated depreciation                                                  324,798                313,646
                                                                           -----------            -----------
         Net book value                                                        855,220                824,452
                                                                           -----------            -----------

Notes and accounts receivable - long-term                                       90,099                 86,353
Investments and advances                                                       134,773                127,629
Intangible assets - net                                                        294,419                298,217
Prepaid pension costs and benefits                                             176,362                187,200
Other, including insurance recoveries                                          286,726                275,582
Deferred income taxes                                                           16,122                 21,659
                                                                           -----------            -----------

         Total Assets                                                       $3,407,891             $3,366,363
                                                                            ==========             ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current installments on long-term debt                                $    34,415            $    33,528
     Bank loans                                                                 81,000                 53,748
     Accounts payable and accrued expenses                                     629,189                626,160
     Estimated costs to complete long-term contracts                           518,463                603,224
     Advance payments by customers                                             107,804                 98,865
     Income taxes                                                               32,685                 21,527
                                                                           -----------            -----------
         Total Current Liabilities                                           1,403,556              1,437,052
Special-purpose project debt                                                   429,012                432,772
Other long-term debt                                                           499,257                422,896
Postretirement and other employee benefits
     other than pensions                                                       166,083                169,212
Other long-term liabilities, deferred credits and
     minority interest in subsidiary companies                                 251,064                250,853
Deferred income taxes                                                           34,683                 34,148
                                                                          ------------           ------------

         Total Liabilities                                                   2,783,655              2,746,933
                                                                            ==========             ==========
Stockholders' Equity:

     Common stock                                                               40,748                 40,746
     Paid-in capital                                                           201,154                201,105
     Retained earnings                                                         447,384                426,761
     Accumulated other comprehensive income                                    (64,755)               (48,887)
                                                                          -------------          -------------
                                                                               624,531                619,725

     Less cost of treasury stock                                                  (295)                  (295)
                                                                        ---------------        ---------------
         Total Stockholders' Equity                                            624,236                619,430
                                                                          ------------            -----------
         Total Liabilities and Stockholders' Equity                         $3,407,891             $3,366,363
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


                                        Three Months Ended                   Six Months Ended
                                    June 26, 1998   June 27, 1997(a)    June 26, 1998     June 27, 1997(a)
Revenues:
     Operating revenues               $ 1,033,825      $ 1,030,634        $ 2,061,786         $ 1,995,748
     Other income                          20,329           66,487             30,122              79,853
                                    -------------    -------------      -------------      --------------

     Total revenues                     1,054,154        1,097,121          2,091,908           2,075,601
                                      -----------      -----------        -----------         -----------

Cost and expenses:
     Cost of operating revenues           938,146          999,686          1,873,671           1,854,201
     Selling, general and adminis-
        trative expenses                   60,485           73,067            116,899             143,984
     Other deductions/minority
        interest                           22,455           27,841             40,737              47,527
                                    -------------    -------------      -------------       -------------

     Total costs and expenses           1,021,086        1,100,594          2,031,307           2,045,712
                                      -----------      -----------        -----------         -----------

Earnings/(loss) before income taxes        33,068           (3,473)            60,601              29,889
Provision for income taxes                 12,730              158             22,877              13,298
                                     ------------   --------------       ------------        ------------

Net earnings/(loss)                        20,338           (3,631)            37,724              16,591
Other comprehensive income:
     Foreign currency translation
       adjustment                          (8,076)           1,859            (15,868)            (22,768)
                                      ------------      ----------       -------------        ------------


Comprehensive income/(loss)           $    12,262       $   (1,772)       $    21,856         $    (6,177)
                                      ===========       ===========       ===========         ============


Earnings/(loss) per share:

     Basic                             $ .50             $(.09)             $ .93              $ .41
                                       =====             ======             =====              =====
     Diluted:                          $ .50             $(.09)             $ .93              $ .41
                                       =====             ======             =====              =====


Shares outstanding:
     Basic:
     Weighted average number of
       shares outstanding              40,736,754       40,643,171         40,735,809          40,642,341
     Diluted:
     Effect of stock options                7,463                *              7,300             136,681
                                     ------------  ---------------      -------------        ------------

     Total diluted                     40,744,217       40,643,171         40,743,109          40,779,022
                                      ===========      ===========        ===========         ===========

Cash dividends paid per
     common share                     $  .21            $  .21             $  .42             $ .415
                                      ======            ======             ======             ======


(a) In the second quarter of 1997, the Corporation recorded a pretax gain of $56.4 million ($36.6 million after tax) in other income related to the sale of Glitsch International, Inc.'s assets. Also, in the second quarter of 1997 the Corporation recorded provisions reflected in cost of operating revenues of $60.0 million ($39.0 million after tax) against the Power Systems Group with respect to the Robbins Resource Recovery Facility and $32.0 million ($20.8 million after tax) against the Energy Equipment Group for reorganization costs. A charge of $6.5 million ($4.2 million after tax) for the write-down of long-lived assets was also included in other deductions.
* The effect of the stock options was not included in the calculation of diluted earnings per share as these options were antidilutive due to the quarter loss in 1997.
See notes to financial statements.



                                 FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (In Thousands of Dollars)
                                               (Unaudited)
                                                                                                 Six Months Ended
                                                                                       June 26, 1998       June 27, 1997
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                                      $   37,724            $   16,591
     Adjustments to reconcile net earnings
         to cash flows from operating activities:
         Depreciation and amortization                                                     29,746                31,085
         Noncurrent deferred tax                                                            5,876               (21,031)
         Net gain on sale of subsidiary                                                     -                   (49,900)
         Equity earnings, net of dividends                                                 (3,283)                 (689)
         Other                                                                             (3,682)               (2,624)
     Changes in assets  and  liabilities,  net of effects  of
         acquisitions  and divestitures:
         Receivables                                                                       35,291              (166,719)
         Contracts in process and inventories                                             (65,437)              (19,724)
         Accounts payable and accrued expenses                                            (30,562)               39,560
         Estimated costs to complete long-term contracts                                  (82,734)              123,665
         Advance payments by customers                                                      9,305                23,119
         Income taxes                                                                       8,018               (26,295)
         Other assets and liabilities                                                        (910)              (33,119)
                                                                                       -----------            ----------
         NET CASH USED BY OPERATING ACTIVITIES                                            (60,648)              (86,081)
                                                                                        ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                                 (58,404)              (70,278)
     Proceeds from sale of subsidiary                                                        -                  195,283
     Proceeds from sale of properties                                                       2,225                 1,914
     Increase in investments and advances                                                  (5,201)              (46,394)
     Decrease in short-term investments                                                    21,351                45,826
     Partnership distributions                                                             (4,256)               (4,800)
                                                                                      ------------          ------------
         NET CASH (USED)/PROVIDED BY INVESTING ACTIVITIES                                 (44,285)              121,551
                                                                                       -----------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends to stockholders                                                            (17,101)              (16,859)
     Proceeds from the exercise of stock options                                               51                   152
     Increase in short-term debt                                                           28,337                   316
     Proceeds from long-term debt                                                          83,288                64,915
     Repayment of long-term debt                                                           (9,403)              (67,946)
                                                                                      ------------          ------------
         NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES                                  85,172               (19,422)

     Effect of exchange rate changes on cash and cash equivalents                          (3,274)              (14,930)
                                                                                      ------------          ------------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                          (23,035)                1,118
Cash and cash equivalents at beginning of year                                            167,417               267,149
                                                                                       ----------            ----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  144,382            $  268,267
                                                                                       ==========            ==========


Cash paid during period:
     Interest (net of amount capitalized)                                             $    20,783            $   21,307
     Income taxes                                                                     $    10,740            $   11,729

See notes to financial statements.


                FOSTER WHEELER CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (In Thousands of Dollars, Except Per Share Amounts)
                               (Unaudited)

1. The condensed consolidated balance sheet as of June 26, 1998, and the related condensed consolidated statements of earnings and comprehensive income and cash flows for the three and six month periods ended June 26, 1998 and June 27, 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented in accordance with Form 10-Q and do not contain certain information included in Foster Wheeler Corporation's Annual Report on Form 10-K for the fiscal year ended December 26, 1997 filed with the Securities and Exchange Commission on March 19, 1998. The Condensed Consolidated Balance Sheet as of December 26, 1997 has been derived from the audited Consolidated Balance Sheet included in the 1997 Annual Report. A summary of the Corporation's significant accounting policies is presented on pages 36 and 37 (not shown) of its 1997 Annual Report to Stockholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the company during 1998, except as described in Note 7 of these Condensed Consolidated Financial Statements.

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

2. In the ordinary course of business, Foster Wheeler Corporation (the "Corporation") and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Corporation by customers alleging deficiencies in either equipment design or plant construction. Based on its knowledge of the facts and circumstances relating to the Corporation's liabilities, if any, and to its insurance coverage, management of the Corporation believes that the disposition of such suits will not result in charges against assets or earnings materially in excess of amounts previously provided in the accounts.

         The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970's and prior. As of June 26, 1998, there were approximately 63,000 claims pending. In 1998, approximately 12,000 new claims were filed and approximately 14,000 were either settled or dismissed without payment. The Corporation has agreements with insurance carriers covering significantly more than a majority of the potential costs relating to these exposures. The Corporation has recorded, with respect to asbestos litigation, an asset relating to the probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

         In 1996, the Corporation completed the construction of a recycling and waste-to-energy project (the "Robbins Project") for the Village of Robbins, Illinois. A subsidiary of the Corporation, Robbins Resource Recovery Limited Partnership (the "Partnership") operates this facility under a long-term operating lease. By virtue of the facility qualifying under the Illinois Retail Rate Law (the "Retail Rate Law") as a qualified solid waste-to-energy facility, it was to receive electricity revenues projected to be substantially higher than the utility's "avoided cost." Under the Retail Rate Law, the utility was entitled to a tax credit against a state tax on utility gross receipts and invested capital. The State was to be reimbursed by the facility for the tax credit beginning after the 20th year following the initial sale of electricity to the utility. The State repealed the Retail Rate Law insofar as it applied to this facility. Also, the State adopted the Illinois Electric Service Customer Choice and Rate Relief Law of 1997 which creates additional uncertainty relating to the availability of tax credits under the Retail Rate Law. This law becomes effective August 1, 1998. The Partnership is contesting the Illinois legislature's partial repeal of the Retail Rate Law in Court, however, the relief sought is prospective only, and the Corporation will not be entitled to any recovery of lost revenue. In the event this litigation is not successful and no other means are available to generate revenue from the sale of electric power above that provided by selling electricity at the "avoided cost," there may be a significant adverse financial impact on the operating results of the Robbins Project. The Corporation established a reserve of $60,000 in the second quarter of 1997, which was considered sufficient to cover the anticipated operating losses until the year 1999, reflecting the time period within which the Corporation expected the courts to provide relief from the partial repeal of the Retail Rate Law. The calculation of this reserve was based on a number of operating assumptions impacting both revenue and costs. It is now expected that the reserve will be fully utilized during the fourth quarter of 1998. As a result of modifications, it is expected that plant availability in 1999 will increase substantially. In accordance with the requirements of FAS 121, "Accounting for the Impairment of Long-Lived Assets," the Corporation continues to assess the long-term profitability of the Robbins Project based on numerous operating scenarios. This evaluation is not complete and, accordingly, any further adjustments that may be appropriate have not been reflected in its financial statements. However, it is reasonably possible that the evaluation of the assumptions and changes in future plans may result in significant additional charges to earnings. As of June 26, 1998, the Corporation had financial guarantees and consolidated assets related to the Robbins Project totaling approximately $175,000.

         In 1997, the United States Supreme Court  effectively  invalidated  New
         Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden County Waste-to-Energy Project (the "Camden Project") with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues are not expected to be sufficient to service the debt on outstanding bonds, which were issued to construct the plant and to acquire a landfill for Camden County's use. The Corporation has filed suit against certain involved parties, including the State of New Jersey, seeking among other things, to void the applicable contracts and agreements governing the Camden Project. Pending final outcome of the litigation and the results of legislative initiatives in New Jersey to resolve the issues relating to the debt obligations associated with the Camden Project, management believes that the plant will continue to operate at full capacity while earning sufficient revenues to cover its fees as operator of the plant. However, at this time, management cannot determine the effect of the foregoing on the Camden Project.

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

3. The Corporation maintains two revolving credit agreements with a syndicate of banks. One is a short-term revolving credit agreement of $100,000 with a maturity of 364 days and the second is a $300,000 revolving credit agreement with a maturity of four years (collectively, the "Revolving Credit Agreements"). These Revolving Credit Agreements require the maintenance of a maximum Consolidated Leverage Ratio and a minimum Consolidated Fixed Charges Coverage Ratio. As of June 26, 1998, the Corporation was in compliance with both of these provisions. During the second quarter of 1998, the Corporation filed a Registration Statement on Form S-3 relating to up to $300.0 million of debt, equity and other securities.

4. A total of 2,559,718 shares were reserved for issuance under the stock option plans; of this total 751,916 were not under option.

5. Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed on the basic plus the dilution of stock options.

6.       Interest income and cost for the following periods are:


                                        Three Months Ended                                Six Months Ended

                                    June 26, 1998         June 27, 1997             June 26, 1998         June 27, 1997
                                    -------------         -------------             -------------         -------------

         Interest income                  $ 5,368               $ 5,781                   $11,369               $11,167
                                          =======               =======                   =======               =======
         Interest cost                    $18,442               $17,944                   $35,311               $33,308
                                          =======               =======                   =======               =======


         Included in interest cost is interest capitalized on self-constructed assets, for the three and six months ended June 26, 1998 of $2,926 and $5,790, respectively, compared to $2,885 and $4,726 for the comparable periods in 1997.

7. In the first quarter of 1998, the Corporation adopted the provisions of Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosure about Segments of an Enterprise and Related Information." Where applicable, prior data has been restated to conform to the 1998 presentation.

         The Financial Accounting Standards Board released in June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. The Corporation is currently assessing the impact of adoption of this new Statement.

         In the second quarter of 1998, the Accounting Standard Executive Committee of the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This statement provides guidance on financial reporting of start-up costs and organizational costs. This Statement of Position is effective for financial statements for fiscal years beginning after December 15, 1998. This Statement of Position requires start-up costs to be expensed as incurred. The Corporation is currently assessing the financial statement impact of adoption of this Statement of Position.

8. Changes in equity for the six months ended June 26, 1998 were as follows:



                                                                                  Accumulated
                                                                                  Other                                 Total
                                Common Stock            Paid-in     Retained      Comprehensive    Treasury Stock       Stockholders
                             Shares       Amount        Capital     Earnings      Loss             Shares   Amount      Equity
                            ----------   --------       --------    --------      ---------------  -------- --------    ------------

Balance December 26, 1997   40,745,668  $   40,746     $ 201,105   $  426,761       $  (48,887)    (10,804)  $  (295)     $ 619,430

Net Earnings                                                           37,724                                               37,724

Dividends paid - common                                               (17,101)                                             (17,101)

Comprehensive loss                                                                     (15,868)                            (15,868)

Sold under stock options         2,000            2           49                                                                51
                            -----------  ----------    ----------   -----------     ------------   ---------  --------     ---------


Balance June 26, 1998       40,747,668   $   40,748     $201,154    $ 447,384        $ (64,755)      (10,804) $ (295)     $ 624,236
                            ==========   ==========     =========   =========        ==========      ======== ========    ==========



9.      Major Business Groups


FOR SIX MONTHS                                          Engineering                                             Corporate and
                                                              and             Energy              Power         Financial
                                          Total         Construction          Equipment           Systems       Service *
Ended
June 26, 1998
Revenues                                $2,091,908         $1,547,806          $  540,010        $   88,356      $  (84,264)
Interest Expense                            29,520              4,430               3,657            11,165          10,268
Earnings/(Loss) Before Income Taxes         60,601             48,030              22,407            10,934         (20,770)
Provision/(Benefit) for Income Taxes        22,877             17,507               8,251             4,399          (7,280)
                                        ----------      -------------        ------------       -----------      -----------


Net Earnings/(Loss)                     $   37,724       $     30,523         $    14,156        $    6,535     $   (13,490)
                                        ==========       ============         ===========        ==========     ============



                                                        Engineering                                             Corporate and
                                                              and             Energy              Power         Financial
                                          Total         Construction          Equipment           Systems       Service *
Ended
June 27, 1997
Revenues                                $2,075,601         $1,418,408          $  673,353        $   81,402      $  (97,562)
Interest Expense                            28,582              2,005               6,827            11,430           8,320
Earnings/(Loss) Before Income Taxes         29,889             53,256              55,530           (47,244)        (31,653)
Provision/(Benefit) for Income Taxes        13,298             20,713              18,918           (15,519)        (10,814)
                                        ----------         ----------          ----------         ----------     -----------


Net Earnings/(Loss)                     $   16,591         $   32,543          $   36,612        $  (31,725)     $  (20,839)
                                        ==========         ==========          ==========        ===========     ===========


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

Results of Operations


                                                                             CONSOLIDATED DATA
                                                                         (In Millions of Dollars)

                                            Three Months Ended                                 Six Months Ended
                                            ------------------                                 ----------------
                                    June 26, 1998         June 27, 1997             June 26, 1998         June 27, 1997
                                    -------------         -------------             -------------         -------------

         Backlog                           $7,796.4              $7,437.0                  $7,796.4              $7,437.0
                                           ========              ========                  ========              ========
         New orders                        $1,369.7              $1,446.7                  $2,818.6              $2,667.4
                                           ========              ========                  ========              ========
         Revenues                          $1,054.2              $1,097.1                  $2,091.9              $2,075.6
                                           ========              ========                  ========              ========
         Net earnings                    $     20.3            $     (3.6)               $     37.7            $     16.6
                                         ==========            ===========               ==========            ==========



The Corporation's consolidated backlog at June 26, 1998 totaled $7,796.4, the highest in the history of the Corporation, which represented an increase of 5% over the amount as of June 27, 1997. The dollar amount of backlog is not necessarily indicative of the future earnings of the Corporation related to the performance of such work. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which management has determined are likely to be performed. Although backlog represents only business which is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of backlog not to be performed. Backlog is adjusted to reflect project cancellations, deferrals, sale of subsidiaries and revised project scope and cost. This adjustment for the six months ended June 26, 1998 was $146.5, compared with $116.5 for the six months ended June 27, 1997. Furthermore, the Corporation's future award prospects include several large-scale international projects and, because the large size and uncertain timing of these projects can create variability in the Corporation's contract awards, future award trends are difficult to predict.

New orders awarded for the three and six months ended June 26, 1998 were $1,369.7 and $2,818.6 respectively, compared to $1,446.7 and $2,667.4 for the periods ended June 27, 1997. Approximately 65% of new orders booked in the six months ended June 26, 1998 were for projects awarded to the Corporation's subsidiaries located outside the United States. Key geographic regions contributing to new orders awarded for the six months ended June 26, 1998 were the United States, Singapore, Europe and the Middle East.

In the second quarter of 1997 the Corporation recorded provisions totaling $98.5 and a $56.4 pretax gain on the sale of a subsidiary. The net amount of $42.1 ($27.4 after tax or $.67 per share) included the following:

(a) $60.0 provision recorded in cost of operating revenues in the Power Systems Group with respect to the Robbins Resource Recovery Facility,
(b) $32.0 provision recorded in cost of operating revenues in the Energy Equipment Group for the last phase of the Group's reorganization started in 1995 following the Ahlstrom Pyropower acquisition,
(c) $6.5 provision included in other deductions in Corporate and Financial Services for the write-downs of long-lived assets, and
(d) $56.4 gain included in other income in the Energy Equipment Group for the sale of Glitsch International, Inc.'s assets

Operating revenues increased slightly in the three months ended June 26, 1998 compared to the three months ended June 27, 1997 to $1,033.8 from $1,030.6. The most recent six month period reflects an increase in operating revenues of $66.0 from $1,995.8 in 1997 to $2,061.8 in 1998. Included in 1997 operating revenues were $143.4 for the six-month period and $81.7 for the second quarter for Glitsch International Inc., which was sold in June 1997.

Gross earnings, which are equal to operating revenues minus the cost of operating revenues, increased by $46.6 in the six months ended June 26, 1998 as compared with the six months ended June 27, 1997 to $188.1 from $141.5. Gross earnings increased by $64.7 in the three months ended June 26, 1998 as compared with the three months ended June 27, 1997 to $95.7 from $31.0. These increases were primarily the result of the negative impact of provisions taken in the second quarter of 1997, which were discussed above, offset by the reduction in gross earnings in 1998 due to the sale of Glitsch International, Inc.

Selling, general and administrative expenses decreased by 19% in the six months ended June 26, 1998 as compared with the same period in 1997, from $144.0 to $116.9. Selling, general and administrative expenses decreased by 17% in the three months ended June 26, 1998 as compared with the same period in 1997, from $73.1 to $60.5. Both the three and six month decreases are primarily due to the sale of Glitsch International, Inc. in June 1997.

Other income in the six months ended June 26, 1998 as compared with June 27, 1997 decreased to $30.1 from $79.9. Other income in the three months ended June 26, 1998 as compared with June 27, 1997 decreased to $20.3 from $66.5. Approximately $56.4 of the differences for both the three and six month period, was due to the gain recorded on the sale of Glitsch International, Inc.'s assets.

Other deductions in the six months ended June 26, 1998, of $40.0, were 11% lower than that reported in the six months ended June 27, 1997 primarily due to the $6.5 write-off of long-lived assets in the second quarter of 1998. This was partially offset by an increase in interest expense of approximately $1.0. Interest expense for the quarter ended June 26, 1998 increased by $.5 compared to the second quarter of 1997.

The effective tax rate of 38.5% and 37.8% for the three and six months ended June 26, 1998, respectively, exceed the U.S. statutory rate primarily due to state taxes and the impact of foreign source earnings.

Net earnings for the six months ended June 26, 1998 were $37.7 or $.93 per share-basic compared to $16.6 for the six months ended June 27, 1997. Net earnings for the three months ended June 26, 1998 were $20.3 or $.50 per share-basic compared to a loss of $3.6 for the three months ended June 27, 1997.


                                                                    ENGINEERING AND CONSTRUCTION GROUP
                                                                         (In Millions of Dollars)

                                            Three Months Ended                                 Six Months Ended
                                            ------------------                                 ----------------
                                    June 26, 1998         June 27, 1997             June 26, 1998         June 27, 1997
                                    -------------         -------------             -------------         -------------

         Backlog                           $6,108.2              $5,333.5                  $6,108.2              $5,333.5
                                           ========              ========                  ========              ========
         New orders                        $1,148.3             $   915.3                  $2,408.0              $1,767.2
                                           ========             =========                  ========              ========
         Operating Revenues               $   723.5             $   732.7                  $1,530.2              $1,404.8
                                          =========             =========                  ========              ========

         Gross earnings from
              operations                      $50.7                 $59.6                   $ 103.9                $115.4
                                              =====                 =====                   =======                ======



The Engineering and Construction Group ("E&C Group"), had a record backlog of $6,108.2 at June 26, 1998, which represented a 15% increase from June 27, 1997 due primarily to orders awarded to the Continental European and United States subsidiaries. Approximately 20% of the E&C Group's backlog as of June 26, 1998 was based on awards for projects in Southeast Asia. The majority of the Southeast Asian backlog represents orders for export oriented projects from national oil companies or multinational corporations. New orders booked for the three and six month periods ended June 26, 1998 increased by 25% and 36%, respectively, compared with the periods ended June 27, 1997. These increases were primarily the result of the significant orders taken by the Continental European and United States operating subsidiaries. Operating revenues for the three month period ended June 26, 1998 decreased slightly compared to the three month period ended June 27, 1997; while operating revenues increased by 9% for the six month period in 1998 compared with 1997. The United States and United Kingdom subsidiaries were primarily responsible for the six-month increase. Gross earnings from operations decreased by 15% and 10% for the three and six-month periods ended June 26, 1998, respectively, compared with the periods ended June 27, 1997. The gross earnings for the three-month period were lower primarily due to the decrease reported by the Environmental ($4.0) and the Continental European ($4.2) subsidiaries. The six-month gross earnings were lower primarily due to the decrease reported by the Environmental subsidiary of $11.1 and the Continental European decrease of $6.5. This was partially offset by the increase in gross earnings reported by the United Kingdom subsidiary of $8.0.



                                                                          ENERGY EQUIPMENT GROUP
                                                                         (In Millions of Dollars)

                                            Three Months Ended                                 Six Months Ended
                                            ------------------                                 ----------------
                                    June 26, 1998         June 27, 1997             June 26, 1998         June 27, 1997
                                    -------------         -------------             -------------         -------------

         Backlog                           $1,451.9              $1,843.6                  $1,451.9              $1,843.6
                                           ========              ========                  ========              ========
         New orders                       $   202.4             $   497.1                 $   342.5             $   848.9
                                          =========             =========                 =========             =========
         Operating Revenues               $   294.6             $   332.6                 $   535.4             $   605.1
                                          =========             =========                 =========             =========

         Gross earnings from
              operations                      $31.9                 $15.7                     $61.2                 $58.4
                                              =====                 =====                     =====                 =====



The Energy Equipment Group had a backlog of $1,451.9 at June 26, 1998, which represented a 21% decrease from June 27, 1997 due primarily to lower orders awarded to the North American subsidiaries and the result of the sale of Glitsch International, Inc. in the second quarter of 1997. Approximately 50% of the Energy Equipment Group's backlog as of June 26, 1998 represents orders from China. These orders are for large utility size boilers, payments under which are supported by financing agreements guaranteed by United States, European or Japanese export credit agencies. New orders booked for the three and six-month periods ended June 26, 1998 decreased by 59% and 60%, respectively. The sale of Glitsch International, Inc. accounted for approximately $54.0 and $130.0 of the three and six month decreases. Operating revenues for the three month period ended June 26, 1998 decreased primarily due to the sale of Glitsch International, Inc. Gross earnings from operations increased by $16.2 and $2.8 for the three and six-month periods ended June 26, 1998 compared with the periods ended June 27, 1997. The gross earnings for the three-month period were higher primarily due to the $32.0 provision taken for reorganization costs offset by the effect of selling Glitsch International, Inc. in 1997.




                                                                            POWER SYSTEMS GROUP
                                                                         (In Millions of Dollars)

                                            Three Months Ended                                 Six Months Ended
                                            ------------------                                 ----------------
                                    June 26, 1998         June 27, 1997             June 26, 1998         June 27, 1997
                                    -------------         -------------             -------------         -------------

         Backlog                           $  271.8              $  384.3                  $  271.8              $  384.3
                                           ========              ========                  ========              ========
         New orders                        $   33.6             $    37.5                 $    94.0             $    76.9
                                           ========             =========                 =========             =========
         Operating Revenues                $   36.8             $    37.5                 $    77.2             $    77.5
                                           ========             =========                 =========             =========

         Gross earnings/(loss)
             from operations                  $12.5                $(45.1)                    $21.8                $(33.6)
                                              =====                =======                    =====                =======



The Power Systems Group's gross earnings from operations improved primarily due to the impact of the $60.0 provision taken in the second quarter of 1997 for the Robbins Resource Recovery Facility. This improvement was offset by lower revenues at the Camden Municipal Solid Waste Facility of $1.7 for the three months and $4.1 for the six months primarily due to flow-control legislation introduced in 1997 (see Footnote 2).

Financial Condition

The Corporation's consolidated financial condition slightly improved during the six months ended June 26, 1998 as compared to December 26, 1997. Stockholders' equity for the six months ended June 26, 1998 increased by $4.8 million, due to net earnings reduced by dividends and the accumulated translation adjustment.

During the six months ended June 26, 1998, the Corporation's long-term investments in land, buildings and equipment were $58.4 million as compared with $70.3 million for the comparable period in 1997. Approximately $22.7 million was invested by the Power Systems Group in build, own and operate projects during the first six months of 1998.

Since December 26, 1997, long-term debt, including current installments, and bank loans increased by $102.2 million.

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

Liquidity and Capital Resources

Cash and cash equivalents totaled $144.4 million at June 26, 1998, a decrease of $23.0 million from fiscal year end 1997. Short-term investments decreased by $22.1 million to $69.8 million. During the six months of fiscal 1998, the Corporation paid $17.1 million in dividends to stockholders. Cash used by operating activities amounted to $60.6 million. The Power Systems Group invested approximately $22.7 million in the construction of waste-to-energy, cogeneration and hydrogen plants.

Over the last several years working capital needs have increased as a result of the Corporation satisfying its customers' requests for more favorable payment terms under contracts. Such requests generally include reduced advance payments and more favorable payment schedules. Such terms, which require the Corporation to defer receipt of payments from its customers, have had a negative impact on the Corporation's available working capital. Management expects its customers' requests for more favorable payment terms under the Energy Equipment Group contracts to continue as a result of the competitive markets in which the Corporation operates. The Corporation intends to satisfy its continuing working capital needs by borrowing under its Revolving Credit Agreements, through internal cash generation and third-party financings in the capital markets. The Corporation's pricing of contracts recognizes costs associated with the use of working capital.

Management of the Corporation believes that cash and cash equivalents of $144.4 million and short-term investments of $69.8 million at June 26, 1998, combined with cash flows from operating activities, amounts available under its Revolving Credit Agreements and access to third-party financings in the capital markets will be adequate to meet its working capital and liquidity needs for the foreseeable future. During the second quarter of 1998, the Corporation filed a Registration Statement on Form S-3 relating to up to $300.0 million of debt, equity and other securities.

Other Matters

The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970's and prior. As of June 26, 1998, there were approximately 63,000 claims pending. In 1998, approximately 12,000 new claims were filed and approximately 14,000 were either settled or dismissed without payment. The Corporation has agreements with insurance carriers covering significantly more than a majority of the potential costs relating to these exposures. The Corporation has recorded, with respect to asbestos litigation, an asset relating to the probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

In 1996, the Corporation completed the construction of a recycling and waste-to-energy project (the "Robbins Project") for the Village of Robbins, Illinois. A subsidiary of the Corporation, Robbins Resource Recovery Limited Partnership (the "Partnership"), operates this facility under a long-term operating lease. By virtue of the facility qualifying under the Illinois Retail Rate Law (the "Retail Rate Law") as a qualified solid waste-to-energy facility, it was to receive electricity revenues projected to be substantially higher than the utility's "avoided cost." Under the Retail Rate Law, the utility was entitled to a tax credit against a state tax on utility gross receipts and invested capital. The State was to be reimbursed by the facility for the tax credit beginning after the 20th year following the initial sale of electricity to the utility. The State repealed the Retail Rate Law insofar as it applied to this facility. Also, the State adopted the Illinois Electric Service Customer Choice and Rate Relief Law of 1997 which creates additional uncertainty relating to the availability of tax credits under the Retail Rate Law. This law becomes effective August 1, 1998. The Partnership is contesting the Illinois legislature's partial repeal of the Retail Rate Law in Court, however, the relief sought is prospective only, and the Corporation will not be entitled to any recovery of lost revenue. In the event this litigation is not successful and no other means are available to generate revenue from the sale of electric power above that provided by selling electricity at the "avoided cost," there may be a significant adverse financial impact on the operating results of the Robbins Project. The Corporation established a reserve of $60.0 million in the second quarter of 1997, which was considered sufficient to cover the anticipated operating losses until the year 1999, reflecting the time period within which the Corporation expected the courts to provide relief from the partial repeal of the Retail Rate Law. The calculation of this reserve was based on a number of operating assumptions impacting both revenue and costs. It is now expected that the reserve will be fully utilized during the fourth quarter of 1998. As a result of modifications, it is expected that plant availability in 1999 will increase substantially. In accordance with the requirements of FAS 121, "Accounting for the Impairment of Long-Lived Assets," the Corporation continues to assess the long-term profitability of the Robbins Project based on numerous operating scenarios. This evaluation is not complete and, accordingly, any further adjustments that may be appropriate have not been reflected in its financial statements. However, it is reasonably possible that the evaluation of the assumptions and changes in future plans may result in significant additional charges to earnings. As of June 26, 1998, the Corporation had financial guarantees and consolidated assets related to the Robbins Project totaling approximately $175.0 million.

In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden County Waste-to-Energy Project (the "Camden Project") with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues are not expected to be sufficient to service the debt on outstanding bonds, which were issued to construct the plant and to acquire a landfill for Camden County's use. The Corporation has filed suit against certain involved parties, including the State of New Jersey, seeking among other things, to void the applicable contracts and agreements governing the Camden Project. Pending final outcome of the litigation and the results of legislative initiatives in New Jersey to resolve the issues relating to the debt obligations associated with the Camden Project, management believes that the plant will continue to operate at full capacity while earning sufficient revenues to cover its fees as operator of the plant. However, at this time, management cannot determine the effect of the foregoing on the Camden Project.

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

PART II   OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws, the current owner or operator of real property and the past owners or operators of real property (if disposal took place during such past ownership or operation) may be jointly and severally liable for the costs of removal or remediation of toxic or hazardous substances on or under their property, regardless of whether such materials were released in violation of law or whether the owner or operator knew of, or was responsible for, the presence of such substances. Moreover, under CERCLA and similar state laws, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be jointly and severally liable for the costs of the removal or remediation of such substances at a disposal or treatment site, whether or not such site was owned or operated by such person ("off-site facility"). Liability at such off-site facilities is typically allocated among all of the viable responsible parties based on such factors as the relative amount of waste contributed to a site, toxicity of such waste, relationship of the waste contributed by a party to the remedy chosen for the site, and other factors.

The Corporation currently owns and operates industrial facilities and has also transferred its interests in industrial facilities that it formerly owned or operated. It is likely that as a result of its current or former operations, such facilities have been impacted by hazardous substances. The Corporation is not aware of any conditions at its currently owned facilities in the United States that it expects will cause the Corporation to incur significant costs. The Corporation is aware of potential environmental liabilities at facilities that it recently acquired in Europe, but the Corporation has the benefit of an indemnity from the Seller with respect to any required remediation or other environmental violations that it believes will address the costs of any such remediation or other required environmental measures. The Corporation also may receive claims, pursuant to indemnity obligations from owners of recently sold facilities that may require the Corporation to incur costs for investigation and/or remediation. Based on the available information, the Corporation does not believe that such costs will be material. No assurance can be provided that the Corporation will not discover environmental conditions at its currently owned or operated properties, or that additional claims will be made with respect to formerly owned properties, that would require the Corporation to incur material expenditures to investigate and/or remediate such conditions.

As of June 10, 1998, the Corporation had been notified that it was a potentially responsible party ("PRP") under CERCLA or similar states laws at three (3) off-site facilities, excluding sites as to which the Corporation has resolved its liability. At each of these sites, the Corporation's liability should be substantially less than the total site remediation costs because the percentage of waste attributable to the Corporation compared to the attributable to all other PRPs is low. The Corporation does not believe that its share of cleanup obligations at any of the three off-site facilities as to which it has received a notice of potential liability will individually exceed $1.0 million.

The Corporation received an Administrative Order and Notice of Civil Administrative Penalty Assessment (the "Administrative Order") dated April 1, 1997 alleging state air act violations at the Camden County Energy Recovery Associates facility in New Jersey. The Administrative Order seeks a penalty of $32,000 and revocation of the Certificate to Operate. The Corporation requested an administrative hearing to challenge the Administrative Order, which request automatically stayed any permit revocation. The Corporation expects an additional penalty demand to increase to more than $100,000 as a result of other violations which the Corporation expects the state to allege. The Corporation believes that it will be able to address all issues of concern to the state and that the resulting civil penalty will not be material to the Corporation.

The Corporation received a Complaint for Injunction and Civil Penalties from the State of Illinois date April 28, 1998 alleging primarily state air act violations at the Robbins Resource Recovery facility (People of the State of Illinois v. Foster Wheeler Robbins, Inc., filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division). Although the complaint seeks substantial civil penalties for numerous violations of up to $50,000 for each violation, with an additional penalty of $10,000 for each day of each violation, the maximum allowed under the statute, and an injunction against continuing violations, the Corporation has submitted a plan to the state designed to correct all violations and expects that the resulting penalty will not be material to the Corporation.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)          Exhibits

                 Exhibit
                 Number                Exhibit

                  10 Form of Change in Control Agreement entered into by the Corporation and the following executive officers:

                                                    N. W. Atwater
                                                    H. E. Bartoli
                                                    J. Blythe
                                                    C. Ferrari
                                                    L. Fries Gardner
                                                    R. D. Iseman
                                                    T. R. O'Brien
                                                    D. J. Roberts
                                                    J. E. Schessler
                                                    R. J. Swift
                                                    G. S. White

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

                                                    FOSTER WHEELER CORPORATION
                                                           (Registrant)


Date:   July 30, 1998                               /s/ Richard J. Swift
       -------------------------------------        --------------------
                                                    Richard J. Swift
                                                    Chairman, President and
                                                    Chief Executive Officer


Date:  July 30, 1998                               /s/ David J. Roberts
      --------------------------------------       --------------------
                                                   David J. Roberts
                                                   Vice Chairman and
                                                   Chief Financial Officer