Form 10-Q
period 1998-09-25
FOSTER WHEELER CORP
filed 1998-11-09
CIK 38321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 25, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,716,864 shares of the Corporation's common stock ($1.00 par value) were outstanding as of September 25, 1998.

                           FOSTER WHEELER CORPORATION


                                      INDEX

Part I         Financial Information:

      Item 1 - Financial Statements:

               Condensed Consolidated Balance Sheet at September 25, 1998 and December 26, 1997

               Condensed Consolidated Statement of Earnings and Comprehensive Income Three and Nine Months Ended September 25, 1998 and September 26, 1997

               Condensed Consolidated Statement of Cash Flows Nine Months Ended September 25, 1998 and September 26, 1997

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

      Item 6 - Exhibits and Reports on Form 8-K

Signatures

PART I    FINANCIAL INFORMATION
ITEM 1 -  FINANCIAL STATEMENTS


                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)

                                                    September 25, 1998           December 26,
ASSETS                                                 (Unaudited)                    1997

Current Assets:
Cash and cash equivalents                             $   125,360              $  167,417
Short-term investments                                     66,083                  91,888
Accounts and notes receivable                             813,159                 799,375
Contracts in process and inventories                      478,246                 415,186
Prepaid and refundable income taxes                        63,585                  46,175
Prepaid expenses                                           30,117                  25,230
                                                      -----------              -----------
     Total Current Assets                               1,576,550               1,545,271
                                                      -----------              -----------
Land, buildings and equipment                           1,202,222               1,138,098
Less accumulated depreciation                             338,405                 313,646
                                                      -----------              -----------
         Net book value                                   863,817                 824,452
                                                      -----------              -----------

Notes and accounts receivable - long-term                  99,954                  86,353
Investments and advances                                  134,179                 127,629
Intangible assets - net                                   287,507                 298,217
Prepaid pension costs and benefits                        175,896                 187,200
Other, including insurance recoveries                     218,904                 275,582
Deferred income taxes                                      15,673                  21,659
                                                      -----------              -----------
    Total Assets                                      $ 3,372,480              $3,366,363
                                                      ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current installments on long-term debt                $    34,619              $   33,528
Bank loans                                                401,141                  53,748
Accounts payable and accrued expenses                     646,754                 626,160
Estimated costs to complete long-term contracts           538,179                 603,224
Advance payments by customers                              74,238                  98,865
Income taxes                                               41,731                  21,527
                                                      -----------              -----------
    Total Current Liabilities                           1,736,662               1,437,052
Special-purpose project debt                              425,112                 432,772
Other long-term debt                                      208,902                 422,896
Postretirement and other employee benefits
     other than pensions                                  166,147                 169,212
Other long-term liabilities, deferred credits and
     minority interest in subsidiary companies            312,677                 250,853
Deferred income taxes                                      35,860                  34,148
                                                      -----------              -----------
    Total Liabilities                                   2,885,360               2,746,933
                                                      -----------              -----------
Stockholders' Equity:
Common stock                                               40,748                  40,746
Paid-in capital                                           201,154                 201,105
Retained earnings                                         284,270                 426,761
Accumulated other comprehensive income                    (38,466)                (48,887)
                                                      ------------             -----------
                                                          487,706                 619,725
Less cost of treasury stock                                  (586)                   (295)
                                                      ------------             -----------
    Total Stockholders' Equity                            487,120                 619,430
                                                      ------------             -----------
    Total Liabilities and Stockholders' Equity        $ 3,372,480              $3,366,363
                                                      ============             ===========

See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
               (In Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)

                                              Three Months Ended                       Nine Months Ended
                                         Sept. 25, 1998(a)     Sept. 26, 1997     Sept. 25, 1998(a)   Sept. 26, 1997(b)

Revenues:
  Operating revenues                       $1,081,149          $1,029,994         $3,142,935          $3,025,742
  Other income                                 20,370              19,795             50,492              99,648
                                          -----------          ----------         ----------          -----------
  Total revenues                            1,101,519           1,049,789          3,193,427           3,125,390
                                           ----------          ----------         ----------          -----------

Cost and expenses:
  Cost of operating revenues                  989,668           1,010,507          2,863,339           2,864,708
  Selling, general and adminis-
     trative expenses                          62,094              63,368            178,993             207,352
  Other deductions/minority
     interest                                 192,388              17,186            233,125              64,713
                                           ----------          ----------        -----------          -----------
  Total costs and expenses                  1,244,150           1,091,061          3,275,457           3,136,773
                                           ----------          ----------         ----------          -----------

Loss before income taxes                     (142,631)            (41,272)           (82,030)            (11,383)
Provision for income taxes                     11,936             (11,924)            34,813               1,374
                                          -----------         ------------        ----------          -----------
Net loss                                     (154,567)            (29,348)          (116,843)            (12,757)
Other comprehensive income:
  Foreign currency translation
     adjustment                                26,289              (3,520)            10,421             (28,147)
                                           ----------          -----------        ----------          -----------

Comprehensive loss                         $ (128,278)         $  (32,868)        $ (106,422)         $  (40,904)
                                           ===========         ===========        ===========         ===========

Loss per share:
  Basic                                       $(3.80)            $ (.72)             $(2.87)            $ (.31)
                                              =======            =======             =======            =======
  Diluted                                     $(3.80)            $ (.72)             $(2.87)            $ (.31)
                                              =======            =======             =======            =======

Shares outstanding:
  Basic:
  Weighted average number of
    shares outstanding                     40,726,754          40,687,568         40,732,791         40,657,417
  Diluted:
  Effect of stock options                       *                  *                   *                  *
                                           ----------          ----------         -----------        -----------

  Total diluted                            40,726,754          40,687,568         40,732,791         40,657,417
                                           ==========          ==========         ==========         ===========

Cash dividends paid per
  Common share                             $   .21              $   .21            $   .63           $   .625
                                           =======              =======            =======            ========

(a)  In the third quarter of 1998, the  Corporation  recorded a $175,000  ($4.30 per share - basic) charge included in other deductions related to the Robbins Resource Recovery Facility.

(b) In the second quarter of 1997, the Corporation recorded a pretax gain of $56,400 ($36,600 after tax) in other income related to the sale of Glitsch International, Inc.'s assets. Also, in the second quarter of 1997 the Corporation recorded provisions reflected in cost of operating revenues of $60,000 ($39,000 after tax) against the Power Systems Group with respect to the Robbins Resource Recovery Facility and $32,000 ($20,800 after tax) against the Energy Equipment Group for reorganization costs. A charge of $6,500 ($4,200 after tax) for the write-down of long-lived assets was also included in other deductions.

* The effect of the stock options was not included in the calculation of diluted earnings per share as these options were antidilutive due to the losses in 1998 and 1997. See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                Nine Months Ended
                                                      Sept. 25, 1998        Sept. 26, 1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(116,843)           $  (12,757)
Adjustments to reconcile net earnings
to cash flows from operating activities:
Depreciation and amortization                             49,305                46,173
Noncurrent deferred tax                                    6,374                (4,903)
Net gain on sale of subsidiary                             -                   (49,900)
Equity earnings, net of dividends                         (4,289)              (11,894)
Robbins Resource Recovery charge                         175,000                  -
Other                                                     (6,695)               (5,955)
Changes in assets and liabilities, net of effects
  of acquisitions and divestitures:
Receivables                                               27,167              (109,555)
Contracts in process and inventories                     (59,576)               13,923
Accounts payable and accrued expenses                    (38,136)               16,839
Estimated costs to complete long-term contracts          (81,393)              158,622
Advance payments by customers                            (28,130)              (17,391)
Income taxes                                                 902               (46,566)
Other assets and liabilities                              (7,073)              (80,344)
                                                      -----------            ----------
NET CASH USED BY OPERATING ACTIVITIES                    (83,387)             (103,708)
                                                      -----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                    (100,858)             (135,794)
Proceeds from sale of subsidiary                           -                   195,283
Proceeds from sale of properties                           2,052                 5,038
Decrease/(increase) in investments and advances            7,462               (46,712)
Decrease in short-term investments                        29,552                14,099
Partnership distributions                                 (4,256)               (4,800)
                                                       ----------            ----------
NET CASH (USED)/PROVIDED BY INVESTING ACTIVITIES         (66,048)               27,114
                                                        ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to stockholders                                (25,648)              (25,403)
Repurchase of common stock                                  (291)                 -
Proceeds from the exercise of stock options                   51                 2,671
Increase in short-term debt                               29,911                 7,229
Proceeds from long-term debt                             108,134                64,915
Repayment of long-term debt                              (14,587)              (77,311)
                                                       ----------            ----------
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES          97,570               (27,899)

Effect of exchange rate changes on cash and cash
  equivalents                                              9,808               (20,244)
                                                      ----------             ----------

DECREASE IN CASH AND CASH EQUIVALENTS                    (42,057)             (124,737)
Cash and cash equivalents at beginning of year           167,417               267,149
                                                      ----------             ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 125,360             $ 142,412
                                                       =========             ==========

Cash paid during period:
Interest (net of amount capitalized)                  $   25,305             $  22,681
Income taxes                                          $   22,908             $  20,161

See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)

1. The condensed consolidated balance sheet as of September 25, 1998, and the related condensed consolidated statements of earnings and comprehensive income and cash flows for the three and nine-month periods ended September 25, 1998 and September 26, 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented in accordance with Form 10-Q and do not contain certain information included in Foster Wheeler Corporation's Annual Report on Form 10-K for the fiscal year ended December 26, 1997 filed with the Securities and Exchange Commission on March 19, 1998. The Condensed Consolidated Balance Sheet as of December 26, 1997 has been derived from the audited Consolidated Balance Sheet included in the 1997 Annual Report. A summary of the Corporation's significant accounting policies is presented on pages 36 and 37 (not shown) of its 1997 Annual Report to Stockholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Corporation during 1998, except as described in Note 7 of these Condensed Consolidated Financial Statements.

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

     The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970's and prior. As of September 25, 1998, there were approximately 63,000 claims pending. In 1998, approximately 19,000 new claims were filed and approximately 21,000 were either settled or dismissed without payment. The Corporation has agreements with insurance carriers covering significantly more than a majority of the potential costs relating to these exposures. The Corporation has recorded, with respect to asbestos litigation, an asset relating to the probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

     In the third quarter 1998, the Corporation recorded a pre- and after-tax charge of $175,000 relating to a waste-to-energy plant located in the Village of Robbins, Illinois (the "Robbins Project"). This charge reserves for all asset impairments as well as all financial guarantees.

     In 1996, the Corporation completed the construction of the Robbins Project. A subsidiary of the Corporation, Robbins Resource Recovery Partners, L.P. (the "Partnership"), is operating this facility under a long-term operating lease with the Village of Robbins as lessor. By virtue of the facility qualifying under the Illinois Retail Rate Law (the "Retail Rate Law") as a qualified solid waste-to-energy facility, it was to earn revenues from sales of electricity to a utility at rates that were to be substantially higher than the utility's "avoided cost." Under the Retail Rate Law, the utility was entitled to a tax credit against a state tax on its gross receipts and invested capital. The State of Illinois was to be reimbursed by the facility for the tax credit beginning after the 20th year following the initial sale of electricity to the utility. The State has repealed the Retail Rate Law insofar as it applied to this facility. Consequently, the Partnership's sales to the utility are being made at the utility's avoided cost, which is not sufficient to recover the cost of operating the facility.

     In the second quarter of 1997, the Corporation made an assessment of the factors having significant bearing on the Robbins Project situation. These included consideration of the noncancelable contracts to receive waste from the surrounding towns, operate the waste-to-energy plant, including maintenance, and deliver electricity under an agreement with Commonwealth Edison.

     At the time, the Corporation believed that the unprecedented action of the Illinois legislature to repeal the Retail Rate Law would be corrected within a two-year timeframe either through judicial relief or legislative action by giving "grandfathered" status to this project. Furthermore, the Corporation believed that if those initiatives were unsuccessful, an alternative purchaser of electricity could be secured that would allow the Robbins Project to at least break even after 1999. Accordingly, in the second quarter of 1997 the Corporation recorded a charge of $60,000 for probable losses to be incurred until 1999. This period represented the time during which these issues were anticipated to be satisfactorily resolved.

     Recent events have led the Corporation to reevaluate the long-term profitability of the Robbins Project. These include the following:

1. No alternative purchaser for the Robbins Project's electricity has been identified.

2. Due to deregulation of the power industry, there has been greater competition from independent power producers resulting in lower electricity rates.

3. The Robbins Project has been experiencing higher operating costs than originally anticipated, particularly labor costs.

4. The Robbins Project has received lower tipping fees from trash haulers under waste disposal contracts than originally projected.

5.   It  appears   unlikely  that  the  Corporation  will  have  any  successful resolution of its claims in the courts or any relief from the state legislature in the near term.

     As a result of this assessment, the Corporation has concluded that it will not be able to recover the assets currently recorded which relate to the Robbins Project. Moreover, it is highly unlikely that the Project will generate sufficient revenues to repay the Robbins Project debt, which is funded by the lease payments to the Village of Robbins. Accordingly, the Corporation recorded a charge of approximately $175,000 in the third quarter of fiscal 1998 comprised of $95,400 for asset impairments and $79,600 under guarantees for which the Corporation is liable.

The  charges against assets comprise the following:

1. $15,600 - Unamortized portion of the buyout of the original partner in the Robbins Project.

2.   $48,300 - Prepaid lease cost and other miscellaneous costs.

3.   $22,900 - Boiler modifications made in 1997 and 1998.

4. $8,600 - (a) Cost of transfer station that processes waste for the plant and (b) Equity investment by Foster Wheeler Robbins, Inc., a subsidiary of the Corporation, in Skyline Disposal Co. Inc., which delivers waste to the Robbins Project.

The charges under guarantees for which the Corporation is liable are as follows:

1. $55,300 - required contribution to fund debt service reserves which is expected to be made beginning in 1999 and exhausted by the end of year 2001.

2.   $24,300 - Corporate guarantees.

     Because the Corporation's financial exposure has been limited to certain guarantees and funding commitments, the provision for losses has been limited to the amount of these guarantees and commitments. The Corporation currently intends to continue to operate the Robbins Project in accordance with the terms of its contractual obligations, although it expects to continue to generate operating losses in the short term. In connection with the Corporation's filing of a shelf registration statement, it is engaged in discussion with the staff of the Securities and Exchange Commission regarding the above charges.

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

     The ultimate legal and financial liability of the Corporation with respect to all claims, lawsuits and proceedings cannot be estimated with certainty. As additional information concerning the estimates used by the Corporation becomes known, the Corporation reassesses its position both with respect to gain contingencies and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change relate to legal matters, which are subject to change as events evolve and as additional information becomes available during the administration and litigation process.

3. As a result of the Robbin's Project charge, the Corporation was not in compliance with its financial covenants under its Revolving Credit Agreements. The Corporation received a 60-day waiver of these covenants, which expires on November 24, 1998. The Corporation expects to receive a commitment from a group of financial institutions for the entire $400,000 that may be drawn under the Revolving Credit Agreements prior to November 24, 1998, and expects the new facility to be available by December 31, 1998. The Corporation expects to receive an extension of the waiver from its existing bank group until the new facility is available. Accordingly, $300,000 under the Revolving Credit Agreements that had been classified as long-term debt has been reclassified as short-term.

4. A total of 2,559,718 shares were reserved for issuance under the stock option plans; of this total 739,416 were not under option.

5. Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. The effect of the stock options was not included in the calculation of diluted earnings per share as these options were antidilutive due to the losses in 1998 and 1997.

6.   Interest income and cost for the following periods are:

                               Three Months Ended                  Nine Months Ended
                         Sept. 25, 1998     Sept. 26, 1997     Sept. 25, 1998       Sept. 26, 1997

      Interest Income       $ 3,558          $ 4,038             $ 14,927              $15,205
      Interest Cost         $18,273          $16,106              $53,584              $49,414

     Included in interest cost is interest capitalized on self-constructed assets, for the three and nine months ended September 25, 1998 of $2,965 and $8,755, respectively, compared to $2,772 and $7,498 for the comparable periods in 1997.

7. In the first quarter of 1998, the Corporation adopted the provisions of Statements of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure, No. 130, Reporting Comprehensive Income, and No. 131, Disclosure about Segments of an Enterprise and Related Information. Where applicable, prior data has been restated to conform to the 1998 presentation.

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

8. In the third quarter 1998, a subsidiary of the Corporation entered into a three year agreement with a financial institution whereby the subsidiary would sell an undivided interest of $41,900 in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The credit risk of uncollectible accounts receivable has been transferred to the purchaser. The Corporation services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other deductions, in the Consolidated Statement of Earnings. The agreement contains certain covenants and provides for various events of termination. At September 25, 1998, $41,900 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade balance in the Consolidated Balance Sheet.

9. Changes in equity for the nine months ended September 25, 1998 were as follows:

                                                                      Accumulated
                                                                      Other                                      Total
                           Common Stock       Paid-in     Retained    Comprehensive     Treasury Stock           Stockholders'
                        Shares      Amount    Capital     Earnings    Loss             Shares     Amount         Equity

Balance December 26,
  1997                 40,745,668   $40,746   $201,105    $426,761    $(48,887)        (10,804)   $(295)         $619,430

Net Loss                                                  (116,843)                                              (116,843)

Dividends paid -
  common                                                   (25,648)                                               (25,648)

Comprehensive loss                                                      10,421                                     10,421
Purchase of treasury
  stock                                                                                (20,000)    (291)             (291)

Sold under stock
  options                   2,000         2         49                                                                 51
                       ----------   -------   --------     --------   --------         --------   ------         ---------

Balance September 25,
  1998                 40,747,668   $40,748   $201,154     $284,270   $(38,466)        (30,804)   $(586)         $487,120
                       ==========   =======   ========     ========   =========        ========   ======         =========

10.  Major Business Groups

FOR NINE MONTHS                            Engineering                                     Corporate and
                                               and            Energy        Power          Financial
                            Total          Construction       Equipment     Systems        Service *

Ended
September 25, 1998
Revenues                   $3,193,427      $2,364,736         $808,868      $140,701       $(120,878)
Interest Expense               44,829           6,867            6,004        16,857          15,101
(Loss)/Earnings Before
  Income Taxes                (82,030)         72,007           36,644      (158,082)        (32,599)
Provision/(Benefit) for
  Income Taxes                 34,813          25,541           13,811         6,801         (11,340)
                           -----------     ----------         --------      --------       ----------

Net (Loss)/Earnings        $ (116,843)     $   46,466         $ 22,833     $(164,883)      $ (21,259)
                           ===========     ==========         ========     ==========      ==========

                                           Engineering                                     Corporate and
                                               and            Energy        Power          Financial
                            Total          Construction       Equipment     Systems        Service *

Ended
September 26, 1997
Revenues                   $3,125,390      $2,207,622         $926,434     $115,532        $(124,198)
Interest Expense               41,920           3,814            9,770       17,262           11,074
(Loss)/Earnings Before
  Income Taxes                (11,383)         48,975           36,060      (54,467)         (41,951)
Provision/(Benefit) for
  Income Taxes                  1,374          20,962           12,864      (18,090)         (14,362)
                           -----------     ----------         --------     ---------       ----------

Net(Loss)/Earnings         $  (12,757)     $   28,013         $ 23,196    $ (36,377)       $ (27,589)
                           ===========     ==========         ========    ==========       ==========

*    Includes intersegment eliminations

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

Results of Operations

                                CONSOLIDATED DATA
               (In Millions of Dollars, except Per Share Amounts)

                    Three Months Ended                     Nine Months Ended
              Sept. 25, 1998    Sept. 26, 1997     Sept. 25, 1998     Sept. 26, 1997

Backlog        $7,871.8         $7,222.6           $7,871.8           $7,222.6
New orders     $1,312.8         $1,164.7           $4,131.4           $3,832.1
Revenues       $1,101.5         $1,049.8           $3,193.4           $3,125.4
Net losses     $ (154.6)        $  (29.3)          $ (116.8)          $  (12.8)

The Corporation's consolidated backlog at September 25, 1998 totaled $7,871.8, the highest in the history of the Corporation, which represented an increase of 9% over the amount as of September 26, 1997. The dollar amount of backlog is not necessarily indicative of the future earnings of the Corporation related to the performance of such work. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which management has determined are likely to be performed. Although backlog represents only business which is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of backlog not to be performed. Backlog is adjusted to reflect project cancellations, deferrals, sale of subsidiaries and revised project scope and cost. This adjustment for the nine months ended September 25, 1998 was $467.2, compared with $377.0 for the nine months ended September 26, 1997. Furthermore, the Corporation's future award prospects include several large-scale international projects and, because the large size and uncertain timing of these projects can create variability in the Corporation's contract awards, future award trends are difficult to predict.

New orders awarded for the three and nine months ended September 25, 1998 were $1,312.8 and $4,131.4 respectively, compared to $1,164.7 and $3,832.1 for the periods ended September 26, 1997. Approximately 57% of new orders booked in the nine months ended September 25, 1998 were for projects awarded to the Corporation's subsidiaries located outside the United States. Key countries and geographic areas contributing to new orders awarded for the nine months ended September 25, 1998 were the United States, Singapore, Europe and the Middle East.

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

(d) $56.4 gain included in other income in the Energy Equipment Group for the sale of Glitsch International, Inc.'s assets.

Operating revenues increased slightly in the three months ended September 25, 1998 compared to the three months ended September 26, 1997 to $1,081.1 from $1,030.0. The most recent nine month period reflects an increase in operating revenues of $117.2 from $3,025.7 in 1997 to $3,142.9 in 1998. Included in 1997 operating revenues were $143.4 for the nine-month period for Glitsch International Inc., which was sold in June 1997.

Gross earnings, which are equal to operating revenues minus the cost of operating revenues, increased by $118.6 in the nine months ended September 25, 1998 as compared with the nine months ended September 26, 1997 to $279.6 from $161.0. Gross earnings increased by $72.0 in the three months ended September 25, 1998 as compared with the three months ended September 26, 1997 to $91.5 from $19.5. These increases were primarily the result of the negative impact of provisions taken in the second quarter of 1997, which were discussed above, offset by the reduction in gross earnings in 1998 due to the sale of Glitsch International, Inc.

Selling, general and administrative expenses decreased by 14% in the nine months ended September 25, 1998 as compared with the same period in 1997, from $207.4 to $179.0. Selling, general and administrative expenses decreased by 2% in the three months ended September 25, 1998 as compared with the same period in 1997, from $63.4 to $62.1. The nine-month decrease is primarily due to the sale of Glitsch International, Inc. in June 1997.

Other income in the nine months ended September 25, 1998 as compared with September 26, 1997 decreased to $50.5 from $99.6. Other income in the three months ended September 25, 1998 as compared with September 26, 1997 increased slightly to $20.4 from $19.8. Approximately $56.4 of the difference for the nine-month period was due to the gain recorded on the sale of Glitsch International, Inc.'s assets.

Other deductions in the nine months ended September 25, 1998, of $233.1, were significantly higher than that reported in the nine months ended September 26, 1997 primarily due to the $175.0 charge relating to the Robbins Project in the third quarter of 1998. Interest expense increased by approximately $2.9 for the nine months ended September 25, 1998. Interest expense for the quarter ended September 25, 1998 increased by $2.0 compared to the third quarter of 1997.

The effective tax rate of 36.9% and 37.4% (prior to the $175.0 charge on the Robbins Project) for the three and nine months ended September 25, 1998, respectively, exceed the U.S. statutory rate primarily due to state taxes and the impact of foreign source earnings. The valuation allowance was increased by approximately $60.0 as a result of the Robbins Project charge. Such charge has resulted in additional deferred tax assets for financial reporting purposes, thereby making it less likely that a portion of the other tax assets will be utilized. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax assets (after consideration of the valuation allowance) will be realized. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed.

Net losses for the nine months ended September 25, 1998 were $116.8 or $2.87 per share-basic compared to a loss of $12.8 for the nine months ended September 26, 1997. Net losses for the three months ended September 25, 1998 were $154.6 or $3.80 per share-basic compared to a loss of $29.3 for the three months ended September 26, 1997.


                       ENGINEERING AND CONSTRUCTION GROUP
                            (In Millions of Dollars)

                                 Three Months Ended                        Nine Months Ended
                          Sept. 25, 1998     Sept. 26, 1997         Sept. 25, 1998    Sept. 26, 1997

Backlog                   $6,212.8           $5,209.7               $6,212.8          $5,209.7
New orders                $1,069.2           $  876.0               $3,477.2          $2,643.2
Operating Revenues        $  807.4           $  772.4               $2,337.6          $2,177.2
Gross earnings from
  operations              $   48.9           $   13.3               $  152.8          $  128.6

The Engineering and Construction Group ("E&C Group"), had a record backlog of $6,212.8 at September 25, 1998, which represented a 19% increase from September 26, 1997 due primarily to orders awarded to the Continental European and United States subsidiaries. Approximately 19.2% of the E&C Group's backlog as of September 25, 1998 was based on awards for projects in Southeast Asia. The majority of the Southeast Asian backlog represents orders for export oriented projects from national oil companies or multinational corporations. New orders booked for the three and nine month periods ended September 25, 1998 increased by 22% and 32%, respectively, compared with the periods ended September 26, 1997. These increases were primarily the result of the significant orders taken by the Continental European and United States operating subsidiaries. Operating revenues for the three month period ended September 25, 1998 increased slightly compared to the three-month period ended September 26, 1997 and increased by 7% for the nine-month period in 1998 compared with the same period in 1997. The United States and United Kingdom subsidiaries were primarily responsible for the nine-month increases. Gross earnings from operations increased by 268% and 19% for the three and nine-month periods ended September 25, 1998, respectively, compared with the corresponding periods ended September 26, 1997. The gross earnings for the three-month period were higher primarily due to the increase reported by the United Kingdom ($27.9) and French ($12.3) subsidiaries. The nine-month gross earnings were higher due to the increase reported by the United Kingdom subsidiary of $35.9 which was offset by the decrease of $14.2 reported by the Environmental subsidiary.

                             ENERGY EQUIPMENT GROUP
                            (In Millions of Dollars)

                               Three Months Ended                      Nine Months Ended
                        Sept. 25, 1998    Sept. 26, 1997       Sept. 25, 1998     Sept. 26, 1997

Backlog                 $1,425.8          $1,729.0             $1,425.8           $1,729.0
New orders              $  240.1          $  258.3             $  582.6           $1,107.2
Operating Revenues      $  267.2          $  250.8             $  802.5           $  855.9
Gross earnings from
  operations            $   34.0          $    0.0             $   95.2           $   58.3
                        ========          ========             ========           ========


The Energy Equipment Group had a backlog of $1,425.8 at September 25, 1998, which represented an 18% decrease from September 26, 1997 due primarily to lower orders awarded during 1998. Approximately 40% of the Energy Equipment Group's backlog as of September 25, 1998 represents orders from China. These orders are for large utility size boilers, payments under which are supported by financing agreements guaranteed by United States, European or Japanese export credit agencies. New orders booked for the three and nine-month periods ended September 25, 1998 decreased by 7% and 47%, respectively, from corresponding periods in 1997. The sale of Glitsch International, Inc. accounted for approximately $130.0 of the nine-month decrease. Operating revenues for the nine-month period ended September 25, 1998 decreased primarily due to the sale of Glitsch International, Inc. Gross earnings from operations increased by $34.0 and $36.9 for the three and nine-month periods ended September 25, 1998 compared with the periods ended September 26, 1997. The gross earnings for the nine-month period were higher primarily due to the $32.0 provision taken for reorganization costs offset by the effect of selling Glitsch International, Inc. in 1997.


                               POWER SYSTEMS GROUP
                            (In Millions of Dollars)

                               Three Months Ended                     Nine Months Ended
                            Sept. 25, 1998    Sept. 26, 1997       Sept. 25, 1998    Sept. 26, 1997

Backlog                     $268.4            $387.8               $268.4            $387.8
New orders                  $ 37.3            $ 34.8               $131.3            $111.7
Operating Revenues          $ 40.7            $ 32.0               $117.9            $109.4
Gross earnings/(loss)
  from operations           $  8.4            $  5.9               $ 30.2           $ (27.7)
                            ======            ======               ======           =======

The Power Systems Group's gross earnings from operations for the nine-month period ended September 25, 1998 improved primarily due to the impact of the $60.0 provision taken in the second quarter of 1997 for the Robbins Project. This improvement was offset by lower revenues at the Camden Municipal Solid Waste Facility of $4.7 for the nine months primarily due to flow-control legislation introduced in 1997 (see Footnote 2). In the third quarter of 1998, the Corporation recorded a $175.0 charge included in other deductions related to the Robbins Project (see Footnote 2).

Financial Condition

The Corporation's consolidated financial condition declined during the nine months ended September 25, 1998 as compared to December 26, 1997 primarily as the result of the charge for the Robbins Project. Stockholders' equity for the nine months ended September 25, 1998 decreased by $132.3 million, due to net losses of $116.8 million, dividends paid and the accumulated translation adjustment.

During the nine months ended September 25, 1998, the Corporation's long-term investments in land, buildings and equipment were $100.9 million as compared with $135.8 million for the comparable period in 1997. Approximately $29.6 million was invested by the Power Systems Group in build, own and operate projects during the first nine months of 1998.

Since December 26, 1997, long-term debt, including current installments, and bank loans increased by $123.5 million.

In the third quarter 1998, a subsidiary of the Corporation entered into a three year agreement with a financial institution whereby the subsidiary would sell an undivided interest of $41.9 million in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The credit risk of uncollectible accounts receivable has been transferred to the purchaser. The Corporation services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other deductions, in the Consolidated Statement of Earnings. The agreement contains certain covenants and provides for various events of termination. At September 25, 1998, $41.9 million in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade balance in the Consolidated Balance Sheet.

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

Liquidity and Capital Resources

Cash and cash equivalents totaled $125.4 million at September 25, 1998, a decrease of $42.1 million from fiscal year end 1997. Short-term investments decreased by $29.6 million to $66.1 million. During the nine months of fiscal 1998, the Corporation paid $25.6 million in dividends to stockholders. Cash used by operating activities amounted to $83.4 million. The Power Systems Group invested approximately $29.6 million in the construction of a cogeneration plant.

Over the last several years working capital needs have increased as a result of the Corporation satisfying its customers' requests for more favorable payment terms under contracts. Such requests generally include reduced advance payments and more favorable payment schedules. Such terms, which require the Corporation to defer receipt of payments from its customers, have had a negative impact on the Corporation's available working capital. The Corporation intends to satisfy its continuing working capital needs by borrowing under its Revolving Credit Agreements, through internal cash generation and third party financings in the capital markets. The Corporation's pricing of contracts recognizes costs associated with the use of working capital.

As a result of the Robbin's Project charge, the Corporation was not in compliance with its financial covenants under its Revolving Credit Agreements. The Corporation received a 60-day waiver of these covenants, which expires on November 24, 1998. The Corporation expects to receive a commitment from a group of financial institutions for the entire $400.0 million that may be drawn under the Revolving Credit Agreements prior to November 24, 1998, and expects the new facility to be available by December 31, 1998. The Corporation expects to receive an extension of the waiver from its existing bank group until the new facility is available. However, as of the date of this filing, the financing agreement was not completed. Accordingly, $300.0 million under the Revolving Credit Agreements that had been classified as long-term debt has been reclassified as short term.

Management of the Corporation believes that cash and cash equivalents of $125.4 million and short-term investments of $66.1 million at September 25, 1998, combined with cash flows from operating activities, amounts available under its Revolving Credit Agreements and access to third-party financings in the capital markets will be adequate to meet its working capital and liquidity needs for the foreseeable future. During the second quarter of 1998, the Corporation filed a Registration Statement on Form S-3 relating to up to $300.0 million of debt, equity and other securities.

Other Matters

The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970's and prior. As of September 25, 1998, there were approximately 63,000 claims pending. In 1998, approximately 19,000 new claims were filed and approximately 21,000 were either settled or dismissed without payment. The Corporation has agreements with insurance carriers covering significantly more than a majority of the potential costs relating to these exposures. The Corporation has recorded, with respect to asbestos litigation, an asset relating to the probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden Project with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues are not expected to be sufficient to service the debt on outstanding bonds, which were issued to construct the plant and to acquire a landfill for Camden County's use. The Corporation has filed suit against certain involved parties, including the State of New Jersey, seeking among other things, to void the applicable contracts and agreements governing the Camden Project. Pending final outcome of the litigation and the results of legislative initiatives in New Jersey to resolve the issues relating to the debt obligations associated with the Camden Project, management believes that the plant will continue to operate at full capacity while earning sufficient revenues to cover its fees as operator of the plant. However, at this time, management cannot determine the effect of the foregoing on the Camden Project.

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

Year 2000

General

For purposes of this statement the "Year 2000 Problem" is defined to mean the inability of a computer or other device to perform properly because it does not interpret date information correctly. It is believed that cases of misinterpretation might result from computer hardware, firmware or software using only two digits to identify year information, and therefore not being able to distinguish the year 1900 from the year 2000. However, other date-related misinter-pretations may also occur, including one, which could occur when the date February 29, 2000 is processed. Also for purposes of this statement "Year 2000 Compliant" means that the performance or functionality of a device (including software) is not affected by dates prior to, during or after the Year 2000.

State of Readiness/Business Continuation Plan

The Corporation and its subsidiaries initiated Year 2000 activities in 1996. In 1997 a formal Year 2000 Problem management strategy was prepared. At that time the Corporation formed a company-wide committee (the "Y2K Committee") to develop a Business Continuation Plan focused on the Year 2000 Problem. Each of the Corporation's subsidiaries formed similar committees and coordinated their efforts through Chairmen selected for each Committee. Each subsidiary committee also prepared a Business Continuation Plan. Each Committee Chairman reports on a quarterly basis to the Corporation's Y2K Committee Chairman, who then reports to the Corporation's Executive Committee.

In 1997, the Y2K Committee prepared a plan to safeguard against interruption of the Corporation's (and its subsidiaries') business activities as a result of Year 2000 Problems. The plan included an Assessment Step, a Testing Step, a Remediation Step and a Confirmation Step. Since 1996 the Corporation and/or its subsidiaries have been investigating the IT and non-IT equipment, software and services they will use to identify, evaluate, modify and/or replace goods or services which are not Year 2000 Compliant.

The Corporation and its subsidiaries have all completed the Assessment Step and many subsidiaries are substantially advanced in the Testing and Remediation Steps. Some subsidiaries, such as Foster Wheeler Power Systems, Inc., and its subsidiaries, must wait for scheduled outage periods in order to complete Testing and/or Remediation activities, but all are expected to do so by mid-1999. All subsidiaries have reported that they have completed at least fifty percent (50%) of their Testing Step activities. The primary computerized reporting and control system used by the Corporation and most of its subsidiaries, which was provided by J.D. Edwards, has been confirmed to be Year 2000 Compliant.

Liability Exposure Management

In 1997 the Corporation formed a group to develop a strategy for managing liability exposures which could result from the Year 2000 Problem (the Y2K Liaison Group). Since then the Y2K Liaison Group has developed guidelines for the Corporation's subsidiaries that address future, current and completed contract activities, and has also conducted global conferences for the Corporation's subsidiaries to discuss how those guidelines should be implemented. The Corporation's Executive Committee adopted the Group's guidelines as business policies in 1998.

Over the past twenty years, the Corporation has owned the stock of various companies which are no longer operating or whose stock or assets were sold to others. When it sold the stock or assets of such companies the Corporation transferred the company's records to the purchaser. The Corporation continues to evaluate the specific steps it intends to take in regard to equipment and software that was created and sold by those companies during the time that the Corporation owned them. In a given case the Corporation might be unable to find records that would allow it to identify the nature of the equipment and software or the identities of the owners of the equipment and software.

Third Party Review

In 1998 the Corporation engaged a third party to conduct a review of certain aspects of the Corporation's and its subsidiaries' Business Continuation Plans. This review should be completed before the end of November 1998. The Corporation also engaged several law firms to prepare reports regarding liabilities which the Corporation and its subsidiaries may face, and recommendations for liability exposure management. This work was completed in August 1998. The Corporation plans to have outside counsel conduct a legal audit of contract activities in early 1999.

Coordination with Outside Parties

The Corporation and its subsidiaries coordinate with insurers, clients, vendors, contractors and trade organizations to keep abreast of Year 2000 matters. The Corporation also has participated and plans to participate in conferences, seminars and other gatherings to improve its Year 2000 readiness condition as the Year 2000 approaches.

Costs

The total  cost  associated  with  required  modifications  to become  Year 2000
Compliant is not expected to be material to the Corporation's financial position. The estimated total cost of the Year 2000 Project is approximately $10.0 million. Items of a capital nature will be capitalized while all other costs will be expensed as incurred. This estimate does not include a share of Year 2000 costs that may be incurred by partnerships and joint ventures in which the Corporation or its subsidiaries participate. The total amount expended on the Business Continuation Plan through September 25, 1998 was $4.0 million, of which approximately $2.0 million related to the cost to repair or replace software and related hardware problems, and approximately $.5 million related to the cost of identifying and communicating with vendors and/or contractors. The estimated future cost of completing implementation of the Business Continuation Plan is estimated to be approximately $6.0 million. All Year 2000 expenses will be funded from operations.

Contingency Plans

Although the Corporation and its subsidiaries expect to be ready to continue their business activities without interruption by a Year 2000 Problem, they recognize that they depend on outsiders (such as suppliers, contractors and utility companies) to provide various goods and services necessary for doing business. The Corporation is now developing a contingency plan for itself, and has required each of its subsidiaries to do likewise. Each plan will address alternative arrangements to cope with Year 2000 Problems caused by others, and back-up strategies to follow if a subsidiary's software or equipment does not perform properly, even though it appears now to be Year 2000 Compliant. Contingency Plans are expected to be finalized by mid 1999.

Risks

The failure to correct a Year 2000 Problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures are not expected to materially adversely affect the Corporation's results of operations and financial condition. However, due to the general uncertainty inherent in the Year 2000 Problem, resulting in part from the uncertainty about the Year 2000 readiness of vendors, contractors and customers, the Corporation is unable to determine at this time whether the consequences of Year 2000 Problems will have a material impact on the Corporation's results of operations or financial condition. The completion of the Business Continuation Plan is expected to significantly reduce the Corporation's level of uncertainty about the Year 2000 Problem and, in particular, about Year 2000 Compliance and readiness of vendors, contractors and customers. The Corporation believes that the implementation of new business systems and the complete implementation of the Business Continuation Plan should reduce the possibility of significant interruptions of normal operation.

It is not possible to describe a "most reasonably likely worst case Year 2000 scenario" without making a variety of assumptions. Our Business Continuation Plan assumes that parties which provide us goods or services necessary for our operations will continue to do so, or that the Contingency features of our Plan will respond to address our needs. Based upon those assumptions we believe that a most likely worst case Year 2000 scenario may make it necessary to replace some suppliers or contractors, rearrange some work plans or even interrupt some field activities. We do not believe that such circumstances will materially adversely affect our financial condition or results of operations, even if it is necessary to incur costs to do so.

Readers are cautioned that forward-looking statements contained in the Year 2000 Statement should be read in conjunction with the Corporation's risk disclosures under the heading: "Safe Harbor Statement."

Conversion to the Euro

On January 1, 1999, several of our European affiliates will be converting over to a common currency - the Euro. At this time, the Corporation does not anticipate any material negative impact related to the conversion to the Euro.


Safe Harbor Statement

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Report Form 10-Q contain forward-looking statements that are based on management's assumptions, expectations and projections about the various industries within which the Corporation operates. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Corporation cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements: changes in the rate of economic growth in the United States and other major international economies, changes in investment by the energy, power and environmental industries, changes in regulatory environment, changes in project schedules, changes in trade, monetary and fiscal policies worldwide, currency fluctuations, outcomes of pending and future litigation, protection and validity of patents and other intellectual property rights and increasing competition by foreign and domestic companies.

The Corporation's management continues to evaluate the Corporation's condition of readiness relating to the Year 2000 Problem and the costs and risks arising from the Year 2000 Problem, and is designing and developing the Corporation's contingency plan, based on its best estimates of certain factors, which estimates were derived by relying on numerous assumptions about future events. However, there can be no guarantee that these assumptions or estimates have been correctly made, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Business Continuation Plan. A delay in the implementation of the Business Continuation Plans of the Company or of the Company's subsidiaries could also affect the Company's readiness for the Year 2000. Specific factors that might cause actual outcome to differ from the projected outcome include, without limitation, the continued availability and cost of consulting services and of personnel trained in the computer programming necessary for remediation of the Year 2000 issue, the ability to locate and correct all relevant computer code, timely responses by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced.

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

The Corporation had been notified that it was a potentially responsible party ("PRP") under CERCLA or similar state laws at three off-site facilities, excluding sites as to which the Corporation has resolved its liability. At each of these sites, the Corporation's liability should be substantially less than the total site remediation costs because the percentage of waste attributable to the Corporation compared to that attributable to all other PRPs is low. The Corporation does not believe that its share of cleanup obligations at any of the three off-site facilities as to which it has received a notice of potential liability will individually exceed $1.0 million.

The Corporation received an Administrative Order and Notice of Civil Administrative Penalty Assessment (the "Administrative Order") dated April 1, 1997 alleging state air act violations at the Camden Project in New Jersey. The Administrative Order seeks a penalty of $32,000 and revocation of the Certificate to Operate. The Corporation requested an administrative hearing to challenge the Administrative Order, which request automatically stayed any permit revocation. The Corporation expects an additional penalty demand to increase to more than $100,000 as a result of other violations which the Corporation expects the state to allege. The Corporation believes that it will be able to address all issues of concern to the state and that the resulting civil penalty will not be material to the Corporation.

The Corporation received a Complaint for Injunction and Civil Penalties from the State of Illinois date April 28, 1998 alleging primarily state air act violations at the Robbins Project (People of the State of Illinois v. Foster Wheeler Robbins, Inc., filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division). Although the complaint seeks substantial civil penalties for numerous violations of up to $50,000 for each violation, with an additional penalty of $10,000 for each day of each violation, the maximum allowed under the statute, and an injunction against continuing violations, the Corporation has submitted a plan to the state designed to correct all violations and expects that the resulting penalty will not be material to the Corporation.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit
              Number       Exhibit

              12-1 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share Dividend Requirements

              27 Financial Data Schedule (For the informational purposes of the Securities and Exchange Commission only.)

         (b)  Reports on Form 8-K

              The Corporation filed a current report on Form 8-K dated August 27, 1998, which described the $175.0 million charge relating to the Robbins Project.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FOSTER WHEELER CORPORATION
                                                       (Registrant)


Date:  November 9, 1998                        /s/ Richard J. Swift
                                                   Richard J. Swift
                                                   Chairman, President and
                                                   Chief Executive Officer


Date:  November 9, 1998                        /s/ David J. Roberts
                                                   David J. Roberts
                                                   Vice Chairman and
                                                   Chief Financial Officer