Form 10-K/A
period 1997-12-26
FOSTER WHEELER CORP
filed 1998-12-18
CIK 38321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                           FOSTER WHEELER CORPORATION

                         1997 Form 10-K/A Annual Report

                                Table of Contents

                                                                  Page
                              PART I

      Item   1.   Business                                         3 - 6
             2.   Properties                                       7 - 8
             3.   Legal Proceedings                                9
             4.   Submission of Matters to a Vote of
                  Security Holders                                 9
                  Executive Officers of the Registrant             9

                              PART II

             5.   Market for the Registrant's Common
                  Equity and Related Stockholder Matters          10
             6.   Selected Financial Data                         10
             7.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations   11
             8.   Financial Statements and Supplementary Data     11
             9.   Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure          11

                              PART III

            10.   Directors and Executive Officers of
                  the Registrant                                  12
            11.   Executive Compensation                          12
            12.   Security Ownership of Certain Beneficial
                  Owners and Management                           12
            13.   Certain Relationships and Related Transactions  12

                              PART IV

            14.   Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K                         13 - 57


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

The backlog by major industry segments as of December 26, 1997 and December 27, 1996 is as follows:
                                       1997              1996
                                       ----              ----
  Engineering and
    Construction               $5,295,600,000    $4,958,200,000
  Energy Equipment              1,604,500,000     1,763,400,000
  Power Systems                   255,000,000       384,900,000
  Corporate and Financial
    Services                       29,500,000        28,900,000
                             ----------------  ----------------

                               $7,184,600,000    $7,135,400,000
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

-----------------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
* Includes Recycling.
-----------------------------------------------------------------------------------------



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

Foster Wheeler had approximately 11,090 full-time employees on December 26, 1997. Following is a tabulation of the number of full-time employees of Foster Wheeler in each of its industry segments on the dates indicated:

                             December 26,     December 27,     December 29,
                                   1997             1996            1995


     Engineering and
        Construction             7,625             7,130           7,560
     Energy Equipment            3,025             4,350           4,540
     Power Systems                 410               410             390
     Corporate and Financial
        Services                    30               195             160
                            ----------         ---------       ---------

                                11,090            12,085          12,650
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

Foster Wheeler Limited (Canada) (EE)
Niagara-On-The-Lake,
Ontario                    Office Building               34.5 acres     86,000 (1)

Foster Wheeler Andina, S.A. (EC)
Bogota, Colombia           Office & Engineering          2.25 acres     26,000

Foster Wheeler Energia, S.A. (EE)
Tarragona, Spain           Manufacturing
                            & Office                     11.96 acres    77,794

Madrid, Spain              Office Building               1.26 acres     27,500

Foster Wheeler Italiana, S.p.A. (EC)
Milan, Italy
   (via S. Caboto,1)       Office & Engineering          --             161,400          2001

Milan, Italy
   (via S. Caboto,7)       Office & Engineering          --              133,000         2002

Birlesik Insaat ve Muhendislik A.S. (BIMAS) (EC)
Istanbul, Turkey           Engineering & Office          --             26,000           2000

Foster Wheeler Eastern Private Limited (EC)
Singapore                  Office & Engineering          --             25,000           1999

Foster Wheeler Environmental Corporation (EC)
Atlanta, Georgia           General Offices                              24,865           1999

Bellevue, Washington       General Offices                              53,545           2000

Boston, Massachusetts      General Offices                              26,326           1999

Lakewood, Colorado         General Offices                              27,263           2000

Oak Ridge, Tennessee       General Offices                              14,494           1999

Costa Mesa, California     General Offices                              14,754           2000

Foster Wheeler Power Systems, Inc. (PS)
Martinez, California       Cogeneration Plant            6.4 acres      --

Mt. Carmel,                Cogeneration Plant            105 acres      --               2010
Pennsylvania

Charleston,                Waste-to-Energy               18 acres       --               2010
South Carolina              Plant

Hudson Falls, New York     Waste-to-Energy               11.2 acres     --
                            Plant

Camden, New Jersey         Waste-to-Energy               18 acres       --               2011
                            Plant

Robbins, Illinois          Waste-to-Energy
                            Plant
                           Facility Site                 16.1 acres     --               2029
                           Laydown Site                  14.6 acres     --               2029

Talcahuano, Chile          Cogeneration Plant-
                            Facility Site                21 acres                        2028
                           Hydrogen Plant-Facility Site  1.4 acres                       2013

Paraquana, Venezuela       Hydrogen Plant
                           Facility Site                 3.9 acres      --               2013
                           Laydown Site                  2.8 acres      --               1998

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

ITEM 6.  SELECTED FINANCIAL DATA



                                         (In Thousands of Dollars, Except Per Share Data)

                                      1997(4)      1996        1995*        1994       1993
                                      ----         ----        ----         ----       ----


Revenues                          $4,172,015  $4,040,611   $3,081,930  $2,271,123   $2,654,505

Net earnings                           5,624(1)   82,240(2)    28,534(3)   65,410       57,704

Net earnings per share:
    Basic                               .14          2.03         .79         1.83        1.62
    Diluted                             .14          2.02         .78         1.82        1.61

Shares outstanding:
    Basic:
      Weighted average number
        of shares outstanding         40,677    40,592         36,322      35,788       35,656
    Diluted:
      Effect of stock options            127       167            107          90           83
                                     -------   -------        -------    --------     --------
    Total diluted                     40,804    40,759         36,429      35,878       35,739
                                      ======    ======         ======      ======       ======

Total assets                       3,357,700 3,510,334      2,975,809   2,140,334    1,806,201

Long-term borrowings
 (including current
 installments)                       889,196   829,043        589,052     499,202      429,264

Cash dividends per
 common share                            .835       .81           .77         .72         .645



(1) Includes in 1997 a net charge of $50,900 ($37,400 after tax) consisting of the following pretax items: Second quarter amounts: Gain on sale of Glitsch International, Inc.'s operations-$56,400; provision for reorganization costs of the Energy Equipment Group-$32,000; and write-downs of long-lived assets-$6,500. Third quarter amounts: contract write-downs-$24,000 (Engineering & Construction Group) and $30,000 (Energy Equipment Group). Fourth quarter amount: Realignment of the Engineering & Construction Group's European operations-$14,800.

(2) Includes in 1996 a provision of $24,000 ($15,600 after tax) for asbestos claims.

(3)  Includes  in  1995  a  provision  of  $50,120   ($46,500   after  tax)  for
     reorganization costs.

(4) Restated from amounts previously reported. See Note 1 to financial statements.

*    During  the  fourth   quarter  of  1995,  the   Corporation   acquired  the
     power-generation business of A. Ahlstrom Corporation, Pyropower.

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


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to pages 7-14 of Foster Wheeler's Proxy Statement, dated March 19, 1998, for the Annual Meeting of Stockholders to be held April 27, 1998.


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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1     Financial Statements

           The index to Financial Statements is incorporated in this paragraph by reference to Item 8, page 15.

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

     12 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Preferred Shares Dividend Requirements (Page 25)

     13 Except for those portions thereof which are expressly incorporated by reference in this filing, the Financial Section of the Annual Report to Stockholders of Foster Wheeler Corporation (pages 23-47) for the fiscal year ended December 27, 1996 is furnished for the informational purposes of the Commission and is not deemed "filed" as part of this filing.

     21    Subsidiaries of the registrant (Exhibit 21)

     23    Consent of independent accountants (page 22)

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

                      CONSENT OF INDEPENDENT ACCOUNTANTS


    We consent to the incorporation by reference in the registration statements of Foster Wheeler Corporation on (1) Form S-3 (File No. 33-61809) and (2) Form S-8 (File No.'s 33-34694, 33-40878, 33-59739 and 333-25945) of our report dated
January 27, 1998 (which indicates that the consolidated financial statements for the year ended December 26, 1997 have been restated), on our audits of the consolidated financial statements of Foster Wheeler Corporation and Subsidiaries as of December 26, 1997 and December 27, 1996, and for each of the three years in the period ended December 26, 1997, which report is incorporated by reference in this Annual Report on Form 10-K/A.










PricewaterhouseCoopers L.L.P.





New York, New York
December 17, 1998

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FOSTER WHEELER CORPORATION
                                        (Registrant)


      Date: December 17, 1998           /s/ George S. White
            ----------------------      -------------------
                                        George S. White
                                        Vice President and Controller