Form 10-Q/A
period 1997-12-26
FOSTER WHEELER CORP
filed 1998-12-18
CIK 38321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q/A


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 25, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


              For the transition period from _________ to ________


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

         Item 6 - Exhibits and Reports on Form 8-K

Signatures

PART I    FINANCIAL INFORMATION
ITEM 1 -  FINANCIAL STATEMENTS


                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)

                                                              September 25, 1998            December 26,
                                                                 (Unaudited)(a)                1997(a)
                                                              ------------------            ------------
ASSETS
Current Assets:
Cash and cash equivalents                                            $  125,360              $  167,417
Short-term investments                                                   66,083                  91,888
Accounts and notes receivable                                           813,159                 799,375
Contracts in process and inventories                                    478,246                 415,186
Prepaid and refundable income taxes                                      63,585                  46,175
Prepaid expenses                                                         30,117                  25,230
                                                                     ----------              ----------
     Total Current Assets                                             1,576,550               1,545,271
                                                                     ----------              ----------
Land, buildings and equipment                                         1,202,222               1,138,098
Less accumulated depreciation                                           338,405                 313,646
                                                                     ----------              ----------
         Net book value                                                 863,817                 824,452
                                                                     ----------              ----------
Notes and accounts receivable - long-term                                99,954                  86,353
Investments and advances                                                134,179                 127,629
Intangible assets - net                                                 287,507                 298,217
Prepaid pension costs and benefits                                      175,896                 187,200
Other, including insurance recoveries                                   267,240                 275,582
Deferred income taxes                                                     4,140                  12,996
                                                                     ----------              ----------
    Total Assets                                                     $3,409,283              $3,357,700
                                                                     ==========              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current installments on long-term debt                               $   34,619              $   33,528
Bank loans                                                              401,141                  53,748
Accounts payable and accrued expenses                                   646,754                 626,160
Estimated costs to complete long-term contracts                         535,689                 578,474
Advance payments by customers                                            74,238                  98,865
Income taxes                                                             41,731                  21,527
                                                                     ----------              ----------
    Total Current Liabilities                                         1,734,172               1,412,302
Special-purpose project debt                                            425,112                 432,771
Other long-term debt                                                    208,902                 422,897
Postretirement and other employee benefits
     other than pensions                                                166,147                 169,212
Other long-term liabilities, deferred credits and
     minority interest in subsidiary companies                          233,027                 250,853
Deferred income taxes                                                    69,994                  34,148
                                                                     ----------              ----------
    Total Liabilities                                                 2,837,354               2,722,183
                                                                     ----------              ----------
Stockholders' Equity:
Common stock                                                             40,748                  40,746
Paid-in capital                                                         201,154                 201,105
Retained earnings                                                       369,079                 442,848
Accumulated other comprehensive income                                  (38,466)                (48,887)
                                                                     ----------              ----------
                                                                        572,515                 635,812
Less cost of treasury stock                                                (586)                   (295)
                                                                     ----------              ----------
    Total Stockholders' Equity                                          571,929                 635,517
                                                                     ----------              ----------
    Total Liabilities and Stockholders' Equity                       $3,409,283              $3,357,700
                                                                     ==========              ==========

(a) Restated from amounts previously reported. See Note 1 to financial statements.
See notes to financial statements.

                                             FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
                                         (In Thousands of Dollars, Except Per Share Amounts)

                                                         (Unaudited)
                                                      Three Months Ended                            Nine Months Ended
                                                      ------------------                            -----------------
                                         Sept. 25, 1998(a)(c)    Sept. 26, 1997(c)   Sept. 25, 1998(a)(c)   Sept. 26, 1997(b)(c)
                                         --------------------    -----------------   --------------------   --------------------
  Revenues:
    Operating revenues                       $1,081,149              $1,029,994             $3,142,935        $3,025,742
    Other income                                 20,370                  19,795                 50,492            99,648
                                              ---------               ---------              ---------         ---------
    Total revenues                            1,101,519               1,049,789              3,193,427         3,125,390
                                              ---------               ---------              ---------         ---------
  Cost and expenses:
    Cost of operating revenues                  994,091               1,019,165              2,885,599         2,833,034
    Selling, general and adminis-
       trative expenses                          62,094                  63,368                178,993           207,352
    Other deductions/minority
       interest                                  64,402                  17,186                105,139            64,713
                                              ---------               ---------              ---------         ---------
    Total costs and expenses                  1,120,587               1,099,719              3,169,731         3,105,099
                                              ---------               ---------              ---------         ---------

  (Loss)/Earnings before income taxes           (19,068)                (49,930)                23,696            20,291
  Provision for income taxes                     55,183                 (14,954)                71,817            12,460
                                              ---------               ---------              ---------         ---------
  Net (loss)/Earnings                           (74,251)                (34,976)               (48,121)            7,831
  Other comprehensive income:
    Foreign currency translation
       adjustment                                26,289                  (3,520)                10,421           (28,147)
                                              ---------               ---------              ---------         ---------

  Comprehensive loss                         $  (47,962)             $  (38,496)             $ (37,700)      $   (20,316)
                                              ---------               ---------              ---------         ---------
  (Loss)/earnings per share:
    Basic                                       $(1.82)                 $ (.86)                $(1.18)         $ .19
    Diluted                                     $(1.82)                 $ (.86)                $(1.18)         $ .19

  Shares outstanding:
    Basic:
    Weighted average number of
      shares outstanding                     40,726,754              40,687,568             40,732,791        40,657,417
    Diluted:
    Effect of stock options                       *                      *                       *               150,144
                                             ==========              ==========             ==========        ==========
    Total diluted                            40,726,754              40,687,568             40,732,791        40,807,561

  Cash dividends paid per
    Common share                               $ .21                    $ .21                  $ .63             $ .625
                                               =====                    =====                  =====             ======

(a) In the third quarter of 1998, the Corporation recorded a $47,000 charge included in other deductions related to the Robbins Resource Recovery Facility.
(b) In the second quarter of 1997, the Corporation recorded a pretax gain of $56,400 ($36,600 after tax) in other income related to the sale of Glitsch International, Inc.'s assets. Also, in the second quarter of 1997 the Corporation recorded a provision in cost of operating revenues of $32,000 ($20,800 after tax) against the Energy Equipment Group for reorganization costs. A charge of $6,500 ($4,200 after tax) for the write-down of long-lived assets was also included in other deductions.
(c) Restated from amounts previously reported. See Note 1 to financial statements.
* The effect of the stock options was not included in the calculation of diluted earnings per share as these options were antidilutive due to the losses in 1998 and the third quarter of 1997.

See notes to financial statements.

                                        FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (In Thousands of Dollars)
                                                        (Unaudited)
                                                                                          Nine Months Ended
                                                                            ---------------------------------------
                                                                            Sept. 25, 1998(a)     Sept. 26, 1997(a)
                                                                            -----------------     -----------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                        $(48,121)             $  7,831
 Adjustments to reconcile net earnings
 to cash flows from operating activities:
 Depreciation and amortization                                                     49,305                46,173
 Noncurrent deferred tax                                                           43,378                 6,183
 Net gain on sale of subsidiary                                                     -                   (49,900)
 Equity earnings, net of dividends                                                 (4,289)              (11,894)
 Robbins Resource Recovery charge                                                  47,014                 -
 Other                                                                             (6,695)               (5,955)
 Changes in assets and liabilities, net of effects of
      acquisitions and divestitures:
 Receivables                                                                       27,167              (109,555)
 Contracts in process and inventories                                             (59,576)               13,923
 Accounts payable and accrued expenses                                            (38,136)               16,839
 Estimated costs to complete long-term contracts                                  (59,133)              126,948
 Advance payments by customers                                                    (28,130)              (17,391)
 Income taxes 902                                                                     902               (46,566)
 Other assets and liabilities                                                      (7,073)              (80,344)
                                                                                 ---------            ----------
 NET CASH USED BY OPERATING ACTIVITIES                                            (83,387)             (103,708)
                                                                                 ---------            ----------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                            (100,858)             (135,794)
 Proceeds from sale of subsidiary                                                   -                   195,283
 Proceeds from sale of properties                                                   2,052                 5,038
 Decrease/(increase) in investments and advances                                    7,462               (46,712)
 Decrease in short-term investments                                                29,552                14,099
 Partnership distributions                                                         (4,256)               (4,800)
                                                                                 ---------            ----------
 NET CASH (USED)/PROVIDED BY INVESTING ACTIVITIES                                 (66,048)               27,114
                                                                                 ---------            ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends to stockholders                                                        (25,648)              (25,403)
 Repurchase of common stock                                                          (291)                -
 Proceeds from the exercise of stock options                                           51                 2,671
 Increase in short-term debt                                                       29,911                 7,229
 Proceeds from long-term debt                                                     108,134                64,915
 Repayment of long-term debt                                                      (14,587)              (77,311)
                                                                                 ---------            ----------
 NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES                                  97,570               (27,899)

 Effect of exchange rate changes on cash and cash equivalents                       9,808               (20,244)
                                                                                ---------            ----------

 DECREASE IN CASH AND CASH EQUIVALENTS                                            (42,057)             (124,737)
 Cash and cash equivalents at beginning of year                                   167,417               267,149
                                                                                 ---------            ----------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 125,360             $ 142,412
                                                                                =========             =========

 Cash paid during period:
 Interest (net of amount capitalized)                                           $  25,305             $  22,681
 Income taxes                                                                   $  22,908             $  20,161

(a) Restated from amounts previously reported. See Note 1 to financial statements. See notes to financial statements.

                  FOSTER WHEELER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     The financial statements and notes are presented in accordance with Form 10-Q and do not contain certain information included in Foster Wheeler Corporation's Annual Report on Form 10-K for the fiscal year ended December 26, 1997 filed with the Securities and Exchange Commission on March 19, 1998, as amended by Form 10K/A filed with the Securities and Exchange Commission on December 18, 1998. The Condensed Consolidated Balance Sheet as of December 26, 1997 has been derived from the audited Consolidated Balance Sheet included in the 1997 Annual Report. A summary of the Corporation's significant accounting policies is presented on pages 36 and 37 (not shown) of its 1997 Annual Report to Stockholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders as amended on December 18, 1998 when reviewing interim financial results. There has been no material change in the accounting policies followed by the Corporation during 1998, except as described in Note 7 of these Condensed Consolidated Financial Statements.

     Previously reported earnings have been restated to reverse a charge of $60.0 million that was taken in the second quarter of 1997 and a charge of $127.9 million that was taken in the third quarter of 1998 as part of a larger $175.0 million provision. These charges related to the anticipated losses of a waste-to-energy plant located in the Village of Robbins, Illinois (the "Robbins Facility")(see Note 2). These losses were initially provided for because the Corporation expected the income and cash to be generated by the Facility would not be sufficient to cover the lease expense. Based on further detailed review and analysis, the Corporation changed its accounting for costs associated with this operating lease agreement to reflect such as charges to earnings as lease payments are due. Since the Corporation has a guarantee to continue to operate the facility, it was determined that the losses should be recognized as incurred and not accrued based on probable scenarios. The $175.0 million charge was initially taken to fully reserve for all asset impairments and financial guarantees thereunder.

     The effects of this restatement are shown below:

                    (in thousands, except per-share amounts)

 Net                 As Previously    Earnings Per                 Earnings Per
 Earnings/(Loss)       Reported       Share-Basic    As Revised    Share-Basic
                       --------       -----------    ----------    -----------

 1997
 First quarter         $  20,221      $   .50        $  20,221    $  .50
 Second quarter           (3,631)     $  (.09)          22,586    $  .56
 Third quarter           (29,348)     $  (.72)         (34,976)   $ (.86)
 Fourth quarter            2,295      $  (.06)          (2,207)   $ (.05)
 Year                  $ (10,463)     $ (0.26)       $   5,624    $ 0.14

 1998

 First quarter         $  17,386      $   .43        $  13,285    $  .33
 Second quarter           20,338      $   .50           12,845    $  .32
 Third quarter          (154,567)     $ (3.80)         (74,251)   $(1.82)
 Nine Months           $(116,843)     $ (2.87)       $ (48,121)   $(1.18)


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

     In 1996, the Corporation completed the construction of the Robbins Project. A subsidiary of the Corporation, Robbins Resource Recovery Partners, L.P. (the "Partnership"), is operating this facility under a long-term operating lease with the Village of Robbins as lessor. By virtue of the facility qualifying under the Illinois Retail Rate Law (the "Retail Rate Law") as a qualified solid waste-to-energy facility, it was to earn revenues from sales of electricity to a utility at rates that were to be substantially higher than the utility's "avoided cost." Under the Retail Rate Law, the utility was entitled to a tax credit against a state tax on its gross receipts and invested capital. The State of Illinois was to be reimbursed by the facility for the tax credit beginning after the 20th year following the initial sale of electricity to the utility. The State has repealed the Retail Rate Law insofar as it applied to this facility. Consequently, the Partnership's sales to the utility are being made at the utility's avoided cost.

     Other recent events have led the Corporation to reevaluate the long-term profitability of the Robbins Project. These include the following:

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

     As a result of this assessment, the Corporation has concluded that it will not be able to recover the assets currently recorded which relate to the Robbins Project. Moreover, it is highly unlikely that the Project will generate sufficient revenues to repay the Robbins Project debt, which is funded by the lease payments to the Village of Robbins. Accordingly, the Corporation recorded a charge of approximately $47.0 million in the third quarter of fiscal 1998 for asset impairments. The Corporation's remaining exposure with respect to the Robbins Facility consists principally of prepaid rent of $48.3 million and operating lease guarantees of $79.6 million which the Corporation does not expect to recover from the operations of the plant over the term of the lease.

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

3. As a result of the Robbins Project charge, the Corporation was not in compliance with its financial covenants under its Revolving Credit Agreements. The Corporation received waiver of these covenants until February 15, 1999. The Corporation expects to receive a commitment from a group of financial institutions for the entire $400.0 million that may be drawn under the Revolving Credit Agreements prior to February 1, 1999, and expects the new facility to be available by December 31, 1998. The Corporation expects to receive an extension of the waiver from its existing bank group until the new facility is available. Accordingly, $300.0 million under the Revolving Credit Agreements that had been classified as long-term debt has been reclassified as short term.


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


6. Interest income and cost in thousands of dollars for the following periods are:

                                Three Months Ended                    Nine Months Ended
                                ------------------                    -----------------
                        Sept. 25, 1998   Sept. 26, 1997    Sept. 25, 1998     Sept. 26, 1997
                        --------------   --------------    --------------     --------------
      Interest Income     $ 3,558           $ 4,038            $14,927            $15,205
      Interest Cost       $18,273           $16,106            $53,584            $49,414

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

9. Changes in equity for the nine months ended September 25, 1998 were as follows:

                                                                      (In Thousands of Dollars)

                                                                              Accumulated
                                 Common Stock                                 Other                                   Total
                               ----------------     Paid-in      Retained     Comprehensive     Treasury Stock        Stockholders'
                               Shares    Amount     Capital      Earnings     Loss              Shares        Amount  Equity
                               -------  -------    ----------    ---------    -------------     -------      -------  -------------
Balance December 26, 1997
     (As restated)          40,745,668  $40,746     $201,105     $442,848       $(48,887)      (10,804)       $(295)       $635,517

Net Loss                                                          (48,121)                                                  (48,121)

Dividends paid - common                                           (25,648)                                                  (25,648)

Comprehensive loss                                                                10,421                                     10,421
Purchase of treasury stock                                                                    (20,000)          (291)          (291)

Sold under stock options         2,000        2           49                                                                     51
                            ----------  -------     --------     --------       ---------     --------         ------      --------

Balance September 25, 1998  40,747,668  $40,748     $201,154     $369,079       $(38,466)     (30,804)         $(586)      $571,929
                            ==========  =======     ========     ========       =========     ========         ======      ========



10.       Major Business Groups

                                                                              (In Thousands of Dollars)
FOR NINE MONTHS                                                 Engineering                                      Corporate and
---------------                                                     and          Energy        Power             Financial
                                                     Total      Construction    Equipment      Systems           Service*
                                                     -----      ------------    ---------      --------          --------
Ended
-----
September 25, 1998 (a)
----------------------
Revenues                                          $3,193,427      $2,364,736     $808,868       $140,701         $(120,878)
Interest Expense                                      44,829           6,867        6,004         16,857            15,101
Earnings/(Loss) Before Income Taxes                   23,696          72,007       36,644        (52,356)          (32,599)
Provision/(Benefit) for Income Taxes                  71,817          25,541       13,811         43,805           (11,340)
                                                  ----------      ----------     --------

Net (Loss)/Earnings                               $  (48,121)     $   46,466     $ 22,833       $(96,161)         $(21,259)


                                                                Engineering                                      Corporate and
                                                                    and          Energy        Power             Financial
                                                     Total      Construction    Equipment      Systems           Service*
                                                     -----      ------------    ---------      --------          --------
Ended
-----
September 26, 1997 (a)
----------------------
Revenues                                          $3,125,390      $2,207,622     $926,434       $115,532         $(124,198)
Interest Expense                                      41,920           3,814        9,770         17,262            11,074
Earnings/(Loss) Before Income Taxes                   20,291          48,975       36,060        (22,793)          (41,951)
Provision/(Benefit) for Income Taxes                  12,460          20,962       12,864         (7,004)          (14,362)

Net Earnings/(Loss)                              $     7,831      $   28,013     $ 23,196      $ (15,789)        $ (27,589)

*Includes intersegment eliminations

(a)  Restated from amounts previously reported. See Note 1.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                                   (Unaudited)

The following is Management's Discussion and Analysis of certain significant factors that have affected the financial condition and results of operations of the Corporation for the periods indicated below. This discussion and analysis should be read in conjunction with the 1997 Annual Report on Form 10-K filed March 19, 1998 as amended by Form 10K/A filed on December 18, 1998. All data included herein has been restated as discussed in Note 1 to the unaudited condensed consolidated financial statement included in this form 10Q/A.

Results of Operations

                                CONSOLIDATED DATA
               (In Millions of Dollars, except Per Share Amounts)

                                    Three Months Ended                             Nine Months Ended
                                    ------------------                             -----------------
                            Sept. 25, 1998        Sept. 26, 1997            Sept. 25, 1998       Sept. 26, 1997
                            --------------        --------------            --------------       --------------
Backlog                        $7,871.8              $7,222.6                  $7,871.8              $7,222.6
New orders                     $1,312.8              $1,164.7                  $4,131.4              $3,832.1
Revenues                       $1,101.5              $1,049.8                  $3,193.4              $3,125.4
Net (losses)/earnings          $  (74.3)             $  (35.0)                 $  (48.1)             $    7.8

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

In the second quarter of 1997 the Corporation recorded provisions totaling $38.5 and a $56.4 pretax gain on the sale of a subsidiary. The net amount of $17.9 included the following:

(a) $32.0 provision recorded in cost of operating revenues in the Energy Equipment Group for the last phase of the Group's reorganization started in 1995 following the Ahlstrom Pyropower acquisition,
(b) $6.5 provision included in other deductions in Corporate and Financial Services for the write-downs of long-lived assets, and
(c) $56.4 gain included in other income in the Energy Equipment Group for the sale of Glitsch International, Inc.'s assets.

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

Gross earnings, which are equal to operating revenues minus the cost of operating revenues, increased by $64.6 in the nine months ended September 25, 1998 as compared with the nine months ended September 26, 1997 to $257.3 from $192.7. Gross earnings increased by $76.3 in the three months ended September 25, 1998 as compared with the three months ended September 26, 1997 to $87.1 from $10.8.

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

Other deductions in the nine months ended September 25, 1998, of $105.1, were higher than that reported in the nine months ended September 26, 1997 primarily due to the $47.0 charge relating to the Robbins Project in the third quarter of 1998. Interest expense increased by approximately $2.9 for the nine months ended September 25, 1998. Interest expense for the quarter ended September 25, 1998 increased by $2.0 compared to the third quarter of 1997.

During the third quarter of 1998, the valuation allowance was increased by approximately $60.0, which caused a corresponding increase in the tax provisions for both the three and nine months ended September 25, 1998. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax assets (after consideration of the valuation allowance) will be realized. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed.

Net losses for the nine months ended September 25, 1998 were $48.1 or $1.18 per share-basic compared to a net income of $7.8 for the nine months ended September 26, 1997. Net losses for the three months ended September 25, 1998 were $74.3 or $1.82 per share-basic compared to a loss of $35.0 for the three months ended September 26, 1997.



                       ENGINEERING AND CONSTRUCTION GROUP
                            (In Millions of Dollars)

                                    Three Months Ended                                Nine Months Ended
                                    ------------------                                -----------------
                            Sept. 25, 1998        Sept. 26, 1997            Sept. 25, 1998        Sept. 26, 1997
                            --------------        --------------            --------------        --------------

Backlog                       $6,212.8              $5,209.7                   $6,212.8              $5,209.7
                              ========              ========                   ========              ========
New orders                    $1,069.2              $  876.0                   $3,477.2              $2,643.2
                              ========              ========                   ========              ========
Operating Revenues            $  807.4              $  772.4                   $2,337.6              $2,177.2
                              ========              ========                   ========              ========
Gross earnings from
  operations                  $   48.9              $   13.3                   $  152.8              $  128.6
                              ========              ========                   ========              ========

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

                            ENERGY EQUIPMENT GROUP
                            (In Millions of Dollars)


                                    Three Months Ended                              Nine Months Ended
                                    ------------------                              -----------------
                            Sept. 25, 1998        Sept. 26, 1997            Sept. 25, 1998        Sept. 26, 1997
                            --------------        --------------            --------------        --------------
Backlog                        $1,425.8              $1,729.0                  $1,425.8              $1,729.0
                               ========              ========                  ========              ========
New orders                     $  240.1              $  258.3                  $  582.6              $1,107.2
                               ========              ========                  ========              ========
Operating Revenues             $  267.2              $  250.8                  $  802.5              $  855.9
                               ========              ========                  ========              ========
Gross earnings from
   operations                  $   34.0              $    0.0                  $   95.2              $   58.3
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


                               POWER SYSTEMS GROUP
                            (In Millions of Dollars)

                                  July, August & September
                                  -----------------------
                                    Three Months Ended                              Nine Months Ended
                                    ------------------                              -----------------
                            Sept. 25, 1998        Sept. 26, 1997            Sept. 25, 1998        Sept. 26, 1997
                            --------------        --------------            --------------        --------------
Backlog                          $268.4                $387.8                    $268.4                $387.8
                                 ======                ======                    ======                ======
New orders                       $ 37.3                $ 34.8                    $131.3                $111.7
                                 ======                ======                    ======                ======
Operating Revenues               $ 40.7                $ 32.0                    $117.9                $109.4
                                 ======                ======                    ======                ======
Gross earnings/(loss)
    from operations              $  4.0                $ (2.8)                   $  7.9                $  4.0
                                 ======                ======                    ======                ======

The Power Systems Group's gross earnings from the operations for the nine-month period ended September 25, 1998 improved primarily due to higher losses reported in 1997 for the Robbins Facility. The future earnings of the Power Systems Group will be impacted by the restatement discussed in Note 1. The future impact of this restatement is expected to be a reduction in pre-tax earnings as follows: fourth quarter 1998 by $3.1; 1999 by $5.1; 2000 by $27.1; 2001 by $23.4 and the
balance of $72.3, thereafter. The foregoing estimates are subject to change based on the operating results of the Robbins Facility.

Financial Condition

The Corporation's consolidated financial condition declined during the nine months ended September 25, 1998 as compared to December 26, 1997. Stockholders' equity for the nine months ended September 25, 1998 decreased by $63.6 million, due to net losses of $48.1 million, and dividends paid.

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

As a result of the Robbins' Project charge, the Corporation was not in compliance with its financial covenants under its Revolving Credit Agreements. The Corporation received a waiver of these covenants, until February 15, 1999. The Corporation expects to receive a commitment from a group of financial institutions for the entire $400.0 million that may be drawn prior to February 1, 1999, and expects the new facility to be available by December 31, 1998. The Corporation expects to receive an extension of the waiver from its existing bank group until the new facility is available. However, as of the date of this filing, the financing agreement was not completed. Accordingly, $300.0 million under the Revolving Credit Agreements that had been classified as long-term debt has been reclassified as short term.


The Corporation estimates payments under the Corporate guarantees for the Robbins Facility to be $2.5 million in 1999; $24.5 million in 2000; $20.8 million in 2001; and $31.8 million in 2002 and thereafter. These foregoing estimates are subject to change based on the operating results of the Robbins Facility.

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

Year 2000

General
-------
For purposes of this statement the "Year 2000 Problem" is defined to mean the inability of a computer or other device to perform properly because it does not interpret date information correctly. It is believed that cases of misinterpretation might result from computer hardware, firmware or software using only two digits to identify year information, and therefore not being able to distinguish the year 1900 from the year 2000. However, other date-related misinter-pretations may also occur, including one, which could occur when the date February 29, 2000 is processed. Also for purposes of this statement "Year 2000 Compliant" means that the performance or functionality of a device (including software) is not affected by dates prior to, during or after the Year 2000.

State of Readiness/Business Continuation Plan
---------------------------------------------
The Corporation and its subsidiaries initiated Year 2000 activities in 1996. In 1997 a formal Year 2000 Problem management strategy was prepared. At that time the Corporation formed a company-wide committee (the "Y2K Committee") to develop a Business Continuation Plan focused on the Year 2000 Problem. Each of the Corporation's subsidiaries formed similar committees and coordinated their efforts through Chairmen selected for each Committee. Each subsidiary committee also prepared a Business Continuation Plan. Each Committee Chairman reports on a quarterly basis to the Corporation's Y2K Committee Chairman, who then reports to the Corporation's Executive Committee.

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


Liability Exposure Management
-----------------------------
In 1997 the Corporation formed a group to develop a strategy for managing liability exposures which could result from the Year 2000 Problem (the Y2K Liaison Group). Since then the Y2K Liaison Group has developed guidelines for the Corporation's subsidiaries that address future, current and completed contract activities, and has also conducted global conferences for the Corporation's subsidiaries to discuss how those guidelines should be implemented. The Corporation's Executive Committee adopted the Group's guidelines as business policies in 1998.

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


Third Party Review
------------------
In 1998 the Corporation engaged a third party to conduct a review of certain aspects of the Corporation's and its subsidiaries' Business Continuation Plans. This review should be completed before the end of November 1998. The Corporation also engaged several law firms to prepare reports regarding liabilities which the Corporation and its subsidiaries may face, and recommendations for liability exposure management. This work was completed in August 1998. The Corporation plans to have outside counsel conduct a legal audit of contract activities in early 1999.

Coordination with Outside Parties
---------------------------------
The Corporation and its subsidiaries coordinate with insurers, clients, vendors, contractors and trade organizations to keep abreast of Year 2000 matters. The Corporation also has participated and plans to participate in conferences, seminars and other gatherings to improve its Year 2000 readiness condition as the Year 2000 approaches.


Costs
-----
The total  cost  associated  with  required  modifications  to become  Year 2000
Compliant is not expected to be material to the Corporation's financial position. The estimated total cost of the Year 2000 Project is approximately $10.0 million. Items of a capital nature will be capitalized while all other costs will be expensed as incurred. This estimate does not include a share of Year 2000 costs that may be incurred by partnerships and joint ventures in which the Corporation or its subsidiaries participate. The total amount expended on the Business Continuation Plan through September 25, 1998 was $4.0 million, of which approximately $2.0 million related to the cost to repair or replace software and related hardware problems, and approximately $.5 million related to the cost of identifying and communicating with vendors and/or contractors. The estimated future cost of completing implementation of the Business Continuation Plan is estimated to be approximately $6.0 million. All Year 2000 expenses will be funded from operations.

Contingency Plans
-----------------
Although the Corporation and its subsidiaries expect to be ready to continue their business activities without interruption by a Year 2000 Problem, they recognize that they depend on outsiders (such as suppliers, contractors and utility companies) to provide various goods and services necessary for doing business. The Corporation is now developing a contingency plan for itself, and has required each of its subsidiaries to do likewise. Each plan will address alternative arrangements to cope with Year 2000 Problems caused by others, and back-up strategies to follow if a subsidiary's software or equipment does not perform properly, even though it appears now to be Year 2000 Compliant. Contingency Plans are expected to be finalized by mid 1999.

Risks
-----
The failure to correct a Year 2000 Problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures are not expected to materially adversely affect the Corporation's results of operations and financial condition. However, due to the general uncertainty inherent in the Year 2000 Problem, resulting in part from the uncertainty about the Year 2000 readiness of vendors, contractors and customers, the Corporation is unable to determine at this time whether the consequences of Year 2000 Problems will have a material impact on the Corporation's results of operations or financial condition. The completion of the Business Continuation Plan is expected to significantly reduce the Corporation's level of uncertainty about the Year 2000 Problem and, in particular, about Year 2000 Compliance and readiness of vendors, contractors and customers. The Corporation believes that the implementation of new business systems and the complete implementation of the Business Continuation Plan should reduce the possibility of significant interruptions of normal operation.

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

     (a)               Exhibits
                       --------

                       Exhibit
                       Number          Exhibit
                       -------         -------

                       12-1 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share Dividend Requirements

                       27              Financial    Data   Schedule   (For   the
                                       informational purposes of the Securities and Exchange Commission only.)

     (b)               Reports on Form 8-K
                       The Corporation filed a current report on Form 8-K dated August 27, 1998 which described the changes in charge relating to the Robbins Project.

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

                                             FOSTER WHEELER CORPORATION
                                             --------------------------
                                                   (Registrant)



Date:  December 17, 1998                     /s/ George S. White
                                             --------------------------
                                             George S. White
                                             Vice President and Controller

                                  Exhibit 12-1

                           Foster Wheeler Corporation
 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and
        Combined Fixed Charges and Preferred Share Dividend Requirements
                                    ($000's)
                                    Unaudited


                                                                                             Fiscal Year
                                         9 months        ----------------------------------------------------------------------
                                           1998(a)       1997(a)           1996            1995             1994           1993
                                           -------       -------           ----            ----             ----           ----

Earnings:
---------
Net (Loss)/Earnings                      $(48,121)       $ 5,624         $ 82,240        $ 28,534       $ 65,410       $  57,704
Taxes on Income                            71,817         13,892           44,626          41,129         41,457          39,114
Total Fixed Charges                        67,974         84,541           74,002          60,920         45,412          43,371
Capitalized Interest                       (8,755)       (10,379)          (6,362)         (1,634)          (467)           (213)
Capitalized Interest Amortized              1,638          2,184            2,528           2,273          2,189           2,180
Equity Earnings of non-consolidated
   associated companies accounted for
   by the equity method, net of
   Dividends                               (4,289)        (9,796)           (1,474)        (1,578)          (623)           (883)

                                        $  80,264       $ 86,066         $ 195,560       $129,644       $153,378        $141,273

Fixed Charges:

Interest Expense                         $ 44,829       $ 54,675          $ 54,940       $ 49,011       $ 34,978        $ 33,558
Capitalized Interest                        8,755         10,379             6,362          1,634            467             213
Imputed Interest on non-capitalized
   lease payments                          14,390         19,487            12,700         10,275          9,967           9,600

                                         $ 67,974       $ 84,541          $ 74,002       $ 60,920       $ 45,412        $ 43,371

Ratio of Earnings to Fixed Charges          1.18            1.02              2.64           2.13           3.38           3.26

*There were no preferred shares outstanding during any of the periods indicated and therefore the consolidated ratio of earnings to fixed charges and combined fixed charges and preferred share dividend requirements would have been the same as the consolidated ratio of earnings to fixed charges and combined fixed charges for each period indicated.
(a) Restated from amounts previously reported. See Note 1 to financial statements.