Form 10-K
period 1998-12-25
FOSTER WHEELER CORP
filed 1999-03-18
CIK 38321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 25, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from .......... to ..........

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

        FW PREFERRED CAPITAL TRUST I                                                      NEW YORK STOCK EXCHANGE
     9.00% PREFERRED SECURITIES, SERIES I                                            (Name of Each Exchange on Which
(GUARANTEED BY FOSTER WHEELER CORPORATION)                                                         Registered)
                (Title of Class)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of March 1, 1999, 40,708,296 shares of the Registrant's Common Stock, excluding stock held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by nonaffiliates of the Registrant on such date was approximately $498,676,626 (based on the last price on that date of $12.25 per share).

      List hereunder the following documents if incorporated by reference, and the Part of the Form 10-K into which the document is incorporated:

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents if incorporated by reference, and the Part of the Form 10-K into which the document is incorporated:

      (1) Portions of the Registrant's Proxy Statement dated March 18, 1999 filed with the Commission are incorporated by reference in Part III of this report.

                           FOSTER WHEELER CORPORATION

                          1998 Form 10-K Annual Report

                                Table of Contents


                                     PART I

Item      1.      Business
          2.      Properties
          3.      Legal Proceedings
          4.      Submission of Matters to a Vote of Security Holders
                  Executive Officers of the Registrant

                                     PART II

          5. Market for the Registrant's Common Equity and Related Stockholder Matters
          6.      Selected Financial Data
          7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          8.      Financial Statements and Supplementary Data
          9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

         10.      Directors and Executive Officers of the Registrant
         11.      Executive Compensation
         12.      Security Ownership of Certain Beneficial Owners and Management
         13.      Certain Relationships and Related Transactions

                                     PART IV

         14.      Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K



         This report contains forward-looking statements within the meaning of
         Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS:

Foster Wheeler Corporation was incorporated under the laws of the State of New York in 1900. Executive offices of Foster Wheeler Corporation are at Perryville Corporate Park, Clinton, New Jersey, 08809-4000 (Telephone (908) 730-4000). Foster Wheeler Corporation is essentially a holding company which owns the stock of various subsidiary companies. Except as the context otherwise requires, the terms "Foster Wheeler" or the "Corporation" as used herein include Foster Wheeler Corporation and its subsidiaries.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:

See Note 18 to Financial Statements on page 44 of this Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS:

The business of the Corporation and its subsidiaries falls within three business groups. The ENGINEERING AND CONSTRUCTION GROUP ("E&C Group") designs, engineers and constructs petroleum, chemical, petrochemical and alternative-fuels facilities and related infrastructure, including power generation and distribution facilities, production terminals, pollution control equipment and water treatment facilities and process plants for the production of fine chemicals, pharmaceuticals, dyestuffs, fragrances, flavors, food additives and vitamins. Also, the E&C Group provides a broad range of environmental remediation services, together with related technical, design and regulatory services. The ENERGY EQUIPMENT GROUP designs, manufactures and erects steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and other municipal solid waste, waste wood and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOx burners. Site services related to these products encompass plant erection, maintenance engineering, plant upgrading and life extension, and plant repowering. In addition, this Group provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. The POWER SYSTEMS GROUP utilizes Foster Wheeler strengths in design, engineering, manufacturing and construction to build, own or lease, and operate cogeneration, independent power production and resource recovery facilities as well as facilities for the process and petrochemical industries. This Group generates revenues from construction and operating activities pursuant to long-term sale of project outputs (i.e., electricity and steam contracts), operating and maintenance agreements and from returns on its equity positions. A special-purpose subsidiary established for each new project manages that project from the permitting stage through plant construction and operation. All of the special-purpose subsidiary project debt is limited-recourse. The Corporation's obligations with respect to this debt are limited to guaranteeing the operating performance of the projects. This Group refinances its equity interest in selected projects from time to time when such refinancing will result in risk mitigation, a lower effective financing cost or a potential increased return on investment.

In the second quarter of 1997, the Corporation sold the business of Glitsch International, Inc. The earnings of Glitsch International, Inc. up to the closing date of June 27, 1997 have been included in the operating results of the Corporation within the Energy Equipment Group.

Foster Wheeler markets its services and products through a staff of sales and marketing personnel and through a network of sales representatives. The Corporation's businesses are not seasonal nor are they dependent on a limited group of customers. No single customer accounted for 10 percent or more of Foster Wheeler's consolidated revenues in fiscal 1997 and 1996, however, for 1998 one customer (Oman LNG) accounted for approximately $500.0 million.

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

For the most part, Foster Wheeler products are custom designed and manufactured and are not produced for inventory. As is the practice in the Engineering and Construction Group and Energy Equipment Group, customers often make a down payment at the time a contract is executed, and continue to make progress payments until the contract is completed and the work has been accepted as meeting contract guarantees.

Foster Wheeler had unfilled orders as of December 25, 1998 of $7,411,900,000 as compared to unfilled orders as of December 26, 1997 of $7,184,600,000. The elapsed time from the award of a contract to completion of performance may be up to four years. The dollar amount of unfilled orders is not necessarily indicative of the future earnings of the Corporation related to the performance of such work. Although unfilled orders represent only business which is considered firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of unfilled orders that will not be performed.

The unfilled orders by major industry segments as of December 25, 1998 and December 26, 1997 are as follows:


                                                                        1998                       1997
                                                                        ----                       ----
Engineering and Construction                                       $ 5,867,800,000           $ 5,354,200,000
Energy Equipment                                                     1,383,500,000             1,633,900,000
Power Systems                                                          213,500,000               255,000,000
Corporate and Financial Services (including eliminations)              (52,900,000)              (58,500,000)
                                                                   ---------------           ---------------

                                                                   $ 7,411,900,000           $ 7,184,600,000
                                                                   ===============           ===============

The following schedule summarizes the unfilled orders of projects at December 25, 1998:


                                                                               1998
                                                                               ----
Signed contracts                                                          $6,626,798,000
Letters of intent and contracts awarded but not finalized                    785,102,000
                                                                          --------------

                                                                          $7,411,900,000
                                                                          ==============

The Power Systems Group projects consist of the following:

PLANT LOCATION                          TYPE AND SIZE UNIT                          FUEL                OPERATION
--------------                          ------------------                          ----                ---------
Martinez, California                99.9 MW Cogeneration                      Refinery Gas/NG             1987
Chapleau, Ontario, Canada           360 Ton/Day Wood Waste                    Wood Waste                  1987
Gilberton, Pennsylvania             80 MW Cogeneration                        Waste Coal                  1988
Charleston, South Carolina          600 Ton/Day Waste-to-Energy               Refuse                      1989
Mt. Carmel, Pennsylvania            40 MW Cogeneration                        Waste Coal                  1990
ACE, California                     96 MW Cogeneration                        Coal                        1991
Camden County, New Jersey           1050 Ton/Day Waste-to-Energy              Refuse                      1991
Hudson Falls, New York              400 Ton/Day Waste-to-Energy               Refuse                      1992
University of Minnesota             Heating Plant Operation                   Coal/Gas/Oil                1992
InterPower, Pennsylvania            102 MW Power                              Waste Coal                  1995
Concepcion, Chile                   8 MM SCFD Hydrogen Plant                  --                          1996
Robbins, Illinois                   1600 Ton/Day Waste-to-Energy*             Refuse/RDF                  1996
Lagoven, Venezuela                  50 MM SCFD Hydrogen Plant                 --                          1997
Concepcion, Chile                   65 MW Cogeneration Plant Plus             Coke                        1998
                                    12,000 Barrels/Day Coker and
                                    7,014 Barrels/Day Hydrotreater
Teverola, Southern Italy            140 MW Cogeneration                       Natural Gas                 1998
Lisbon, Portugal                    2015 Ton/Day Waste-to-Energy              Refuse                      Construction
Ferrara, Central Italy              145 MW Cogeneration                       Natural Gas                 Construction
University of Minnesota             15 MW Cogeneration                        Coal/Gas/Oil                Construction
Lomellina, Italy                    400 Ton/Day Waste-to-Energy               RDF                         Construction
* Includes Recycling

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

Foster Wheeler is continually engaged in research and development efforts both in performance and analytical services on current projects and in development of new products and processes. During 1998, approximately $14,100,000, and in 1997 and 1996, $16,100,000 and $16,900,000 respectively, was spent on Foster Wheeler sponsored research activities. During the same periods, approximately $32,700,000, $40,400,000 and $29,600,000, respectively, was spent on research activities that were paid for by customers of Foster Wheeler.

Foster Wheeler and its domestic subsidiaries are subject to certain Federal, state and local environmental, occupational health and product safety laws. Foster Wheeler believes all its operations are in compliance with such laws and does not anticipate any material capital expenditures or adverse effect on earnings or cash flows in maintaining compliance with such laws.

Foster Wheeler had approximately 11,120 full-time employees on December 25, 1998. Following is a tabulation of the number of full-time employees of Foster Wheeler in each of its industry segments on the dates indicated:


                                                December 25,     December 26,    December 27,
                                                    1998            1997             1996
                                                    ----            ----             ----
         Engineering and Construction               7,515           7,625           7,130
         Energy Equipment                           3,125           3,025           4,350
         Power Systems                                450             410             410
         Corporate and Financial Services              30              30             195
                                                   ------          ------          ------
                                                   11,120          11,090          12,085
                                                   ======          ======          ======


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES:


See Note 18 to Financial Statements on page 44 of this Form 10-K.



ITEM 2.  PROPERTIES

   COMPANY AND
(INDUSTRY SEGMENT*)

                                                                                            BUILDING             LEASE
  LOCATION                                 USE                            LAND AREA        SQUARE FEET          EXPIRES
  --------                                 ---                            ---------        -----------          -------
Foster Wheeler Corporation (CF)
New York City, New York             Executive Offices                   --                    2,270             2009

Livingston, New Jersey              General Office
                                     & Engineering                      31.0 acres          288,000(2)

Union Township,                     Undeveloped                         203.8 acres         --
New Jersey                          General Office
                                     & Engineering                      29.4 acres          294,000
                                    General Office
                                     & Engineering                      21.0 acres          292,000             2003
                                    Storage and Reproduction
                                     Facilities                         10.8 acres           30,400

Livingston, New Jersey              Research Center                     6.7 acres            51,355

Bedminster, New Jersey              Office                              10.72 acres         135,000(1)(3)

Bridgewater, New Jersey             Undeveloped                         81.4 acres          --         (4)

   COMPANY AND
(INDUSTRY SEGMENT*)

                                                                                        BUILDING             LEASE
  LOCATION                              USE                          LAND AREA         SQUARE FEET          EXPIRES
  --------                              ---                          ---------         -----------          -------
Foster Wheeler Energy
 Corporation (EE)
Dansville, New York              Manufacturing
                                  & Offices                          82.4 acres         513,786

Foster Wheeler USA
 Corporation (EC)
Houston, Texas                   General Offices                     --                 143,192             2003

Foster Wheeler Iberia,
 S.A. (EC)
Madrid, Spain                    Office & Engineering                4.2 acres           82,500

Foster Wheeler France,
 S.A. (EC)
Paris, France                    Office & Engineering                --                 109,029             2006

Paris, France                    Archive Storage Space                                   12,985             2006

Foster Wheeler International
 Corp. (Thailand Branch) (EC)
Sriracha, Thailand               Office & Engineering                --                  26,400             2000

Foster Wheeler Constructors,
 Inc. (EC)
McGregor, Texas                  Storage
                                  Facilities                         15.0 acres          24,000

Mobile (Chickasaw),              Storage and                         3.5 acres          100,000             2000
   Alabama                        Fabrication

Aqua Prieta, Mexico              Repair and                          1.0 acres           17,000             2000
                                  Fabrication

Foster Wheeler Limited
 (England) (EC)
Glasgow, Scotland                Office & Engineering                2.26 acres          28,798

Reading, England                 Office & Engineering                --                 325,114(1)          1999/2016

Reading, England                 Office & Engineering                26 acres           335,521             --

Teeside, England                 Office & Engineering                --                   18,100            1999/2014

Foster Wheeler Limited
 (Canada) (EE)
Niagara-On-The-Lake,
Ontario                          Office Building                     34.5 acres           86,000(1)         2004

Foster Wheeler Andina,
 S.A. (EC)
Bogota, Colombia                 Office & Engineering                2.25 acres           26,000

   COMPANY AND
(INDUSTRY SEGMENT*)

                                                                                        BUILDING           LEASE
  LOCATION                              USE                          LAND AREA          SQUARE FEET        EXPIRES
  --------                              ---                          ---------          -----------        -------
Foster Wheeler Energia,
 S.A. (EE)
Tarragona, Spain                 Manufacturing
                                  & Office                           11.96 acres          77,794

Madrid, Spain                    Office Building                     1.26 acres           27,500

Foster Wheeler Italiana,
 S.p.A. (EC)
Milan, Italy
   (via S. Caboto,1)             Office & Engineering                --                  161,400            2001

Milan, Italy
   (via S. Caboto,7)             Office & Engineering                --                  133,000            2002

Birlesik Insaat ve
 Muhendislik A.S. (BIMAS)
 (EC)
Istanbul, Turkey                 Engineering & Office                --                   26,000            2000

Foster Wheeler Eastern
 Private Limited (EC)
Singapore                        Office & Engineering                --                   25,000            1999

Foster Wheeler Environmental
 Corporation (EC)
Atlanta, Georgia                 General Offices                                          18,160            1999

Bellevue, Washington             General Offices                                          53,545            2000

Boston, Massachusetts            General Offices                                          26,326            1999

Lakewood, Colorado               General Offices                                          19,140            2000

Oak Ridge, Tennessee             General Offices                                          14,494            1999

Costa Mesa, California           General Offices                                          14,754            2000

Foster Wheeler Power
 Systems, Inc. (PS)
Martinez, California             Cogeneration Plant                  6.4 acres                --

Mt. Carmel,                      Cogeneration Plant                  105 acres                --            2010
Pennsylvania

Charleston,                      Waste-to-Energy                     18 acres                 --            2010
South Carolina                    Plant

Hudson Falls, New York           Waste-to-Energy                     11.2 acres               --
                                  Plant

Camden, New Jersey               Waste-to-Energy                     18 acres                 --            2011
                                  Plant

   COMPANY AND
(INDUSTRY SEGMENT*)

                                                                                        BUILDING             LEASE
  LOCATION                              USE                            LAND AREA        SQUARE FEET          EXPIRES
  --------                              ---                            ---------        -----------          -------
                                                                     C>
Robbins, Illinois                Waste-to-Energy
                                  Plant
                                 Facility Site                       16.1 acres         --                  2029
                                 Laydown Site                        14.6 acres         --                  2029

Talcahuano, Chile                Cogeneration Plant-Facility Site    21 acres           --                  2028
                                 Hydrogen Plant-Facility Site        1.4 acres          --                  2013

Paraquana, Venezuela             Hydrogen Plant
                                   Facility Site                     3.9 acres          --                  2013
                                  Laydown Site                       2.8 acres          --                  1999

Foster Wheeler Pyropower,
 Inc. (EE)
San Diego, California            Office                              9.25 acres          86,000(1)

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


    (1) Portion or entire facility leased or subleased.
    (2) Entire facility leased, with a portion being subleased to Foster Wheeler subsidiaries.
    (3) 50% ownership interest.
    (4) 75% ownership interest.

With the exception of the New York office of the Corporation, locations of less than 10,000 square feet are not listed. Except as noted above, the properties set forth are held in fee. All or part of listed locations may be leased or subleased to other affiliates. All properties are in good condition and adequate for their intended use.

ITEM 3.  LEGAL PROCEEDINGS

See Note 14 to Financial Statements on page 39 of this Form 10-K.

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

The Corporation received an Administrative Order and Notice of Civil Administrative Penalty Assessment (the "Administrative Order") dated April 1, 1997 alleging state air act violations at the Camden Project in New Jersey. The Administrative Order seeks a penalty of $32,000 and revocation of the Certificate to Operate. The Corporation requested an administrative hearing to challenge the Administrative Order, which request automatically stayed any permit revocation. The Corporation expects an additional penalty demand to increase to more than $100,000 as a result of other violations which the Corporation expects the state to allege. The Corporation believes that it will be able to address all issues of concern to the state and that the resulting civil penalty will not be material to the financial position, results of operations or cash flows of the Corporation.

The Corporation received a Complaint for Injunction and Civil Penalties from the State of Illinois date April 28, 1998 alleging primarily state air act violations at the Robbins Facility (People of the State of Illinois v. Foster Wheeler Robbins, Inc., filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division). Although the complaint seeks substantial civil penalties for numerous violations of up to $50,000 for each violation, with an additional penalty of $10,000 for each day of each violation, the maximum allowed under the statute, and an injunction against continuing violations, the Corporation has submitted a plan to the state designed to correct all violations and expects that the resulting penalty will not be material to the financial position, results of operations or cash flows of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G (3) of Form 10-K information regarding executive officers is included in PART I.

The executive officers of Foster Wheeler, all of whom have held executive positions with Foster Wheeler or its subsidiaries for more than the past five years are as follows:

   NAME                              AGE                               POSITION
   ----                              ---                               --------
Richard J. Swift                     54           Chairman, President and Chief Executive Officer

David J. Roberts                     54           Vice Chairman and Chief Financial Officer

Henry E. Bartoli                     52           Senior Vice President - Energy Equipment Group

John C. Blythe                       51           Senior Vice President - Engineering and Construction Group

Claudio Ferrari                      62           Senior Vice President - Power Systems Group

Thomas R. O'Brien                    60           Senior Vice President and General Counsel

Lisa Fries Gardner                   42           Vice President, Secretary and Chief Compliance Officer

Robert D. Iseman                     50           Vice President and Treasurer

James E. Schessler                   53           Vice President - Human Resources and Administration

George S. White                      62           Vice President and Controller


Each officer holds office for a term running until the Board of Directors meeting following the Annual Meeting of Stockholders and until his/her successor is elected and qualified. There are no family relationships between the officers listed above. There are no arrangements or understandings between any of the listed officers and any other person, pursuant to which he/she was elected as an officer.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Corporation's common stock is traded on the New York Stock Exchange. The approximate number of stockholders of record as of the end of 1998 was 6,835.


                                                                             Three Months Ended
                                                            ------------------------------------------------
1998                                                        March 27       June 26     Sept. 25      Dec. 25
----                                                        --------       -------     --------      -------
Cash dividends per share....................                  .21             .21         .21          .21
Stock prices:
     High...................................                31.25           32.25       21.875       18.6875
     Low....................................                22.4375         21.50       11.75        13.00


                                                                           Three Months Ended
                                                            ------------------------------------------------
1997                                                        March 28       June 27     Sept. 26      Dec. 26
----                                                        --------       -------     --------      -------
Cash dividends per share....................                   .205           .21         .21          .21
Stock prices:
     High...................................                 42.75          41.50       48.125       44.75
     Low....................................                 35.875         35.125      39.75        26.6875

ITEM 6.  SELECTED FINANCIAL DATA

                        COMPARATIVE FINANCIAL STATISTICS
                    (In Thousands, Except per Share Amounts)

                                                  1998             1997                 1996             1995            1994
                                               ----------       ----------          ----------        ----------      ----------
Revenues ................................      $4,596,992       $4,172,015          $4,040,611        $3,081,930      $2,271,123
Provision for special charges ...........            --               --                24,000            50,120            --
Earnings before income taxes ............          47,789(1)        19,516(2)(3)       126,866(4)         69,663(5)      106,867
Provision for income taxes ..............          79,295(1)        13,892              44,626            41,129          41,457
Net (loss)/earnings .....................         (31,506)           5,624              82,240            28,534          65,410
(Loss)/earnings per share:
     Basic ..............................           $(.77)           $ .14               $2.03             $ .79           $1.83
     Diluted ............................           $(.77)           $ .14               $2.02             $ .78           $1.82
Shares outstanding:
     Basic:
        Weighted average number of shares
         outstanding ....................          40,729           40,677              40,592            36,322          35,788
     Diluted:
        Effect of stock options .........               *              127                 167               107              90
                                               ----------       ----------          ----------        ----------      ----------
     Total diluted ......................          40,729           40,804              40,759            36,429          35,878
                                               ==========       ==========          ==========        ==========      ==========

Current assets ..........................      $1,672,842       $1,545,271          $1,762,448        $1,468,973      $1,112,709
Current liabilities .....................       1,498,677        1,412,302           1,441,894         1,270,276         890,579
Working capital .........................         174,165          132,969             320,554           198,697         222,130
Land, buildings and equipment (net) .....         911,081          824,452             724,779           644,812         566,156
Total assets ............................       3,495,019        3,357,700           3,510,334         2,975,809       2,140,334
Bank loans ..............................         107,051           53,748              52,278            86,869          77,350
Long-term borrowings (including current
 installments):
    Corporate and other debt ............         541,173          445,836             441,399           289,958         190,819
    Project debt ........................         476,303          443,360             387,644           299,094         308,383
Cash dividends per share of common stock            $ .84            $.835               $ .81             $ .77           $ .72

Other data:
Unfilled orders, end of year ............      $7,411,907       $7,184,628          $7,135,413        $6,473,990      $5,135,452
New orders booked .......................       5,269,398        5,063,940           5,570,333         4,071,352       3,090,977


(1) Includes in 1998 a pretax loss for the Robbins Facility of $72,800 ($47,300 after tax) and a provision of $61,300 for an increase in the income tax valuation allowance for a total after-tax charge of $108,600.
(2) Includes in 1997 a net charge of $50,900 ($37,400 after tax) consisting of the following pretax items: Second quarter amounts: Gain on sale of Glitsch International, Inc.'s operations-$56,400; provision for reorganization costs of the Energy Equipment Group-$32,000; and write-downs of long-lived assets-$6,500. Third quarter amounts: Contract write-downs-$24,000 (Engineering & Construction Group) and $30,000 (Energy Equipment Group). Fourth quarter amount: Realignment of the Engineering & Construction Group's European operations-$14,800.
(3) Includes in 1997 a pre-tax loss for the Robbins Facility of $38,900 ($25,300 after tax).
(4) Includes in 1996 a provision of $24,000 ($15,600 after tax) for asbestos claims.
(5) Includes in 1995 a provision of $50,120 ($46,500 after tax) for reorganization costs.


* The effect of the stock options was not included in the calculation of diluted earnings per share as these options were antidilutive due to the 1998 loss.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          (Millions of Dollars, Except per Share Amounts)

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements that are based on management's assumptions, expectations and projections about the various industries within which the Corporation operates. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Corporation cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements: changes in the rate of economic growth in the United States and other major international economies, changes in investment by the energy, power and environmental industries, changes in regulatory environment, changes in project schedules, changes in trade, monetary and fiscal policies worldwide, currency fluctuations, outcomes of pending and future litigation, protection and validity of patents and other intellectual property rights and increasing competition by foreign and domestic companies.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.


THREE YEARS ENDED DECEMBER 25, 1998
RESULTS OF OPERATIONS

                                                                     Consolidated Data
                                                       1998                 1997                1996
                                                       ----                 ----                ----
Unfilled orders                                      $7,411.9             $7,184.6            $7,135.4
New orders                                            5,269.4              5,063.9             5,570.3
Revenues                                              4,597.0              4,172.0             4,040.6

Net (loss)/earnings                                     (31.5)                 5.6                82.2
Earnings per share:
     (Basic)                                             (.77)                 .14                2.03

The Corporation's consolidated unfilled orders at the end of fiscal 1998 were $7,411.9, an increase of $227.3 over the amount reported for the end of fiscal 1997 of $7,184.6, which in turn represented an increase of $49.2 from unfilled orders at the end of fiscal 1996 of $7,135.4. The dollar amount of unfilled orders was not necessarily indicative of the future earnings of the Corporation related to the performance of such work. Although unfilled orders represent only business which is considered firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of unfilled orders which may not be performed. Unfilled orders have been adjusted to reflect project cancellations, deferrals, and revised project scopes and costs. The net reduction in unfilled orders from project adjustments and cancellations for fiscal 1998 was $638.1, compared with $619.5 in fiscal 1997 and $966.2 in fiscal 1996. The Corporation's future award prospects include several large-scale international projects. The large size and uncertain timing of these projects can create variability in the Corporation's contract awards, and therefore, future award trends are difficult to predict.

New orders awarded for fiscal 1998 ($5,269.4) were 4.1% higher than new orders awarded in fiscal 1997 ($5,063.9), which were 9.1% lower than new orders awarded in fiscal 1996 ($5,570.3). A total of 52% of new orders in fiscal 1998 was for projects awarded to the Corporation's subsidiaries located outside of the United States as compared to 58% in fiscal 1997 and 56% in fiscal 1996. Key geographic regions outside of the United States contributing to new orders awarded in fiscal 1998 were Europe, Southeast Asia and South America.

Operating revenues increased in fiscal 1998 by $476.8 compared to fiscal 1997, to $4,536.8 from $4,060.0, which in turn represented a $54.5 increase as compared to fiscal 1996 of $4,005.5.

Gross earnings from operations, which are equal to operating revenues minus the cost of operating revenues ("gross earnings"), increased $102.5 or 38% in fiscal 1998 as compared to fiscal 1997, to $370.5 from $268.0, which was a decrease of approximately 46% from fiscal 1996. A loss of $21.1 for the Robbins Resource Recovery Facility was included in 1998 gross earnings from operations. The 1997 results included $32.0 for reorganization cost of the

Energy Equipment Group, $24.0 for contract write-downs in the Engineering and Construction Group, $30.0 for contract write-downs in the Energy Equipment Group, $13.3 provision for realignment of the European operations of the Engineering and Construction Group, and losses from operations of $36.3 related to the Robbins Resource Recovery Facility (the "Robbins Facility").

In the fourth quarter of 1996, the Corporation recorded a special pretax charge of $24.0 with respect to estimated probable payments for asbestos litigation that may not be covered by insurance primarily due to insurers that have become, or may in the future become insolvent. The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from the exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries prior to and during the 1970s for which the insolvent insurers provided coverage. In conjunction with outside experts, the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that after recognition of the special charge, insurers will continue to adequately fund the balance of the claims and defense costs relating to current and future asbestos litigation. The Corporation anticipates funding the major portion of this charge over the next five to ten years.

Selling, general and administrative expenses decreased $14.6 in fiscal 1998 as compared to fiscal 1997, to $253.4 from $268.0, which in turn represented a decrease of $28.9 from expenses reported in fiscal 1996 of $296.9. General and administrative expenses increased by $6.0 in fiscal 1998 and selling expenses decreased by $20.6, principally as a result of the sale of Glitsch International, Inc. in the second quarter of 1997 and in 1998 lower proposal costs for Foster Wheeler Environmental Corporation. The decrease of $28.9 in fiscal 1997 compared to fiscal 1996 was due principally to the sale of Glitsch International, Inc. in 1997.

Other income in fiscal 1998 as compared to fiscal 1997 decreased $51.8 to $60.2 from $112.0 in 1997. In 1997, the Corporation recorded a $56.4 gain in other income on the sale of Glitsch International, Inc.'s operations to Koch Engineering Company. The Corporation received approximately $185.0 in cash for the majority of the assets of Glitsch International, Inc. The retained net assets have been valued at their current estimated realizable value which are not material to the overall operations of the Corporation. For segment reporting purposes, the earnings of Glitsch International, Inc. up to the closing date of June 27, 1997, have been included in the operating results of the Energy Equipment Group. In addition to the Glitsch transaction gain, approximately $13.4 in equity earnings of unconsolidated affiliates, and a gain of $2.8 related to the sale of an office building in France were included in other income in 1997.

Other deductions in fiscal 1998 increased $37.4 primarily due to the $47.0 charge for asset impairments relating to the Robbins Facility in the third quarter of 1998. Interest expense for the year 1998 increased $7.8. Fiscal 1997 increased $12.8 over 1996 primarily due to the provision of approximately $8.0 for disposition of certain under-performing assets. Included in the $8.0 was a provision of $6.5 for the disposition of Ullrich Copper, Inc., whose assets were sold in the third quarter of 1997 with no additional financial impact.

The tax provision for fiscal 1998 was $79.3 on earnings before income taxes of $47.8. The high effective tax rate was primarily due to an increase in the valuation allowance of $61.3 for 1998, caused by the losses related to the Robbins Facility and their impact on the realizability of tax benefits in the future. The tax provision for fiscal 1997 was $13.9 on earnings before income taxes of $19.5 primarily due to the high effective tax rate on foreign earnings and losses.

The net loss for fiscal 1998 was $(31.5) or $(.77) basic per share, which included $108.6 in combined net losses for Robbins Facility of $47.3 and the related increase in the tax valuation allowance of $61.3. The net earnings for fiscal 1997 were $5.6 or $.14 basic per share, which included after-tax charges recorded in the second and fourth quarters of $25.0 and $12.2, respectively, the after-tax gain on sale of Glitsch International, Inc. of $36.7 and $25.3 in losses for Robbins Facility's operations.

ENGINEERING AND CONSTRUCTION GROUP

                                                       1998                 1997                1996
                                                       ----                 ----                ----
Unfilled orders                                      $5,867.8             $5,354.2            $5,091.2
New orders                                            4,329.1              3,610.7             3,710.6
Operating revenues                                    3,422.3              2,892.8             2,564.1
Gross earnings from operations                          206.3                166.1               207.7


The E&C Group's unfilled orders at the end of fiscal 1998 were $5,867.8, a 10% increase over unfilled orders of $5,354.2 at the end of fiscal 1997, which in turn represented a 5% increase from unfilled orders of $5,091.2 at the end of fiscal 1996.

New orders awarded to the E&C Group in fiscal 1998 amounted to $4,329.1 compared with $3,610.7 in fiscal 1997, representing a 20% increase. New orders decreased 3% in fiscal 1997 as compared to fiscal 1996 levels of $3,710.6.

The E&C Group reported an 18% increase in operating revenues in fiscal 1998 as compared to fiscal 1997 from $2,892.8 to $3,422.3, which in turn represented a 13% increase from fiscal 1996 operating revenues of $2,564.1. The increase in fiscal 1998 and 1997 operating revenues was due to increased activities in the United Kingdom and the United States.

The Corporation includes pass-through costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs when the Corporation determines that it is responsible for the engineering specification, procurement and management of such cost components on behalf of the customer. The percentage relationship between pass-through costs of contracts and revenues will fluctuate from year to year depending on a variety of factors including the mix of business in the years compared.

The E&C Group's gross earnings increased $40.2 in fiscal 1998 as compared with fiscal 1997 or 24%, to $206.3 from $166.1, which in turn represented a decrease of 20% from gross earnings of $207.7 in fiscal 1996. The increase in fiscal 1998 was due primarily to the activities in the United Kingdom and the United States. The decrease in fiscal 1997 was attributed to a provision of approximately $24.0 on several projects in the third quarter of 1997 for which the Corporation is seeking recovery of a significant portion from clients and the $13.3 provision for the realignment of the Group's European operations. The realignment has brought the Italian, French and Spanish operations under common management, headquartered in Milan, Italy. The $13.3 pretax charge included $6.2 for severance and benefits for employees to be terminated and $6.6 for office lease expense, due to the consolidation of the Reading, United Kingdom operations into one office facility during 1998 and 1999. Also in 1997, there was a decrease in gross earnings in the Spanish subsidiary of $13.1.

ENERGY EQUIPMENT GROUP

                                                       1998                 1997                1996
                                                       ----                 ----                ----
Unfilled orders                                      $1,383.5             $1,633.9            $1,827.4
New orders                                              841.5              1,312.6             1,873.2
Operating revenues                                    1,102.7              1,117.9             1,367.4
Gross earnings from operations                          139.8                 88.1               222.1


The Energy Equipment Group's unfilled orders were $1,383.5 at the end of fiscal 1998, representing a 15% decrease in the unfilled orders of $1,633.9 at the end of fiscal 1997, which in turn represented a 11% decrease over unfilled orders of $1,827.4 at the end of fiscal 1996. Approximately $130.0 of the decrease in unfilled orders in fiscal 1997 was attributable to the sale of Glitsch International, Inc. Management is more cautious about the outlook for the Group because of delayed bookings and execution schedules on some higher margin projects.

New orders awarded to the Energy Equipment Group were $841.5, $1,312.6 and $1,873.2 in fiscal years 1998, 1997 and 1996, respectively. Of such new orders, in 1997 and 1996, $113.0 and $260.7, respectively, were related to Glitsch International, Inc.'s activities, which were sold at the end of June 1997. The decrease in 1998 was primarily due to receiving lower orders from China.

Operating revenues for the Energy Equipment Group decreased $15.2 in fiscal 1998 as compared to fiscal 1997, to $1,102.7 from $1,117.9, which in turn represented a decrease of 18% from fiscal 1996 of $1,367.4. The decrease in 1997 is primarily attributable to the sale of Glitsch International, Inc.'s operations in the second quarter.

The Energy Equipment Group's gross earnings increased by $51.7 or 59%, to $139.8 in fiscal 1998 from $88.1 in fiscal 1997, which in turn represented a 60% decrease from gross earnings in fiscal 1996 of $222.1. The change in 1998 can be attributed to the following charges in 1997, (1) reorganization costs of $32.0 recorded in the second quarter of 1997, and (2) $30.0 in provisions for increased costs on three projects, which were initially bid and executed out of the San Diego office. The reorganization started in 1995 following the Pyropower acquisition. These actions resulted in a further reduction in operating costs with a more efficient project execution capability. This plan includes $14.5 for the discontinuance of certain product lines, including incremental costs on certain completed contracts. Approximately $9.2 of the charge relates to the consolidation of the San Diego operations with the Group's activities in New Jersey. Of this amount $5.2 was for personnel costs, including severance and related benefits, and the balance represent write-downs of property to its net realizable value. These San Diego long-lived assets are now considered to be for sale and have been accounted for at their current market value less estimated cost to sell. The remaining balance of $8.3 was primarily related to the write-down of a Canadian cogeneration plant to its net realizable value.

POWER SYSTEMS GROUP

                                                       1998                1997                  1996
                                                       ----                ----                  ----
Unfilled orders                                       $213.5              $255.0                $384.9
New orders                                             190.3               159.2                 209.3
Operating revenues                                     159.4               197.7                 149.6
Gross earnings from operations                          22.5                11.3                  62.8

The Power Systems Group's gross earnings from operations for fiscal 1998 improved primarily due to lower losses reported in 1998 for the Robbins Facility. The future earnings of the Power Systems Group will be negatively impacted by the Robbins Facility due to (1) funding of the Corporation's guarantees of $79.6 and (2) the unamortized prepaid lease expense of $47.8. The future impact is expected to be a reduction in pretax earnings as follows: 1999 by $5.1; 2000 by $27.1; 2001 by $23.4 and the balance of $71.8, thereafter. The timing of the foregoing estimates are subject to change based on the operating results of the Robbins Facility. The Robbins Facility gross loss from operations for fiscal 1998 and 1997 was $21.1 and $36.3, respectively. The total pretax loss for the Robbins Facility for 1998 was $72.8, which included $21.1 in gross losses from operations, $47.0 for asset impairments and $4.7 for other expenses (primarily interest). It is expected that the Robbins Facility will continue to incur losses and will not fully recover lease costs from operations.

RESEARCH AND DEVELOPMENT

The Corporation is continually engaged in research and development efforts, both in performance and analytical services on current projects and in development of new products and processes. During fiscal years 1998, 1997 and 1996, approximately $14.1, $16.1 and $16.9, respectively, were spent on Corporation-sponsored research activities. During the same periods, approximately $32.7, $40.4 and $29.6, respectively, were spent on customer-sponsored research activities that were paid for by customers of the Corporation.

FINANCIAL CONDITION

Stockholders' equity at the end of fiscal 1998 was $572.1 as compared to $635.5 at the end of fiscal 1997 and $689.0 at the end of fiscal 1996. The decrease for 1998 of $63.4 was due to the net loss of $31.5 and the payment of dividends of $34.2. The decrease for 1997 of $53.5 was primarily due to the change in accumulated translation adjustment of $28.3 and the payment of dividends of $34.0.

For the fiscal years 1996, 1997 and 1998, investments in land, buildings and equipment were $158.5, $189.8 and $166.5, respectively. During the next few years, capital expenditures will continue to be directed primarily toward strengthening and supporting the Corporation's core businesses. At the end of June 1997, the Corporation sold the majority of the operations of Glitsch International, Inc. for approximately $185.0 in cash. Based on the previously announced repositioning plan for the Power Systems Group, it is anticipated that the level of future capital expenditures for Power Systems projects will decrease. The key components of this plan as they relate to long-term investments included a tighter focus on fewer projects and only those where Foster Wheeler's technology adds a significant value, no investments in further waste-to-energy plants in the United States, and higher levels of equity participation by third parties.

Corporate and other debt, special purpose project debt and bank loans increased by $448.6, net of repayments of $130.9, during the three-year period. Since year-end 1995, Corporate and other debt increased by $251.2 and special purpose project debt increased by $177.2. At year-end 1998, the Corporation had $340.0 outstanding under the Revolving Credit Agreements, the proceeds of which were used to fund domestic working capital and other corporate requirements and make a scheduled $22.0 debt repayment under the Corporation's 8.58% unsecured promissory private placement notes (the "Private Notes").

In the third quarter of 1998, a subsidiary of the Corporation entered into a three-year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The credit risk of uncollectible accounts receivable has been transferred to the purchaser. The Corporation services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other deductions, in the Consolidated Statement of Earnings. The agreement contains certain covenants and provides for various events of termination. As of December 25, 1998, $38.4 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade balance in the Consolidated Balance Sheet.

In the ordinary course of business, the Corporation and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Corporation by customers alleging deficiencies in either equipment design or plant construction. Based on its knowledge of the facts and circumstances relating to the Corporation's liabilities, if any, and to its insurance coverage, management of the Corporation believes that the disposition of such suits will not result in charges materially in excess of amounts provided in the accounts.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents amounted to $180.1 at December 25, 1998, an increase of $12.7 from the prior fiscal year-end. Short-term investments decreased $30.7 to $61.2 at the end of 1998. During fiscal 1998, the Corporation paid $34.2 in stockholder dividends, repaid debt of $48.7, including a scheduled $22.0 repayment of the Private Notes, and funded other operating requirements.

During fiscal 1998, cash flow used for operating activities totaled $26.3 while in 1997, cash flow used by operating activities amounted to $120.1. This reduction of $93.8 was primarily due to increased cash provided by the Engineering and Construction Group ($42.7) and lower uses of cash by the Energy Equipment Group ($48.7). The 1998 cash flow used for operating activities of $26.3 was due to the Energy Equipment Group ($10.6), Power Systems Group ($47.1), and Corporate and Financial Services ($55.9), which was offset by cash flow provided by operations of $87.3 for the Engineering and Construction Group. The Corporation's working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of the Corporation's contracts. Working capital needs have increased during the past several years as a result of the Corporation's satisfying requests from its customers, primarily in the Energy Equipment Group, for more favorable payment terms under contracts. Such requests generally include reduced advance payments and less favorable payment schedules to the Corporation.

The Corporation's contracts in process and inventories increased by $63.3 during 1998 from $415.2 at December 26, 1997, to $478.5 at December 25, 1998. This
increase can be attributed to increases in the E&C Group of $83.4 and $17.0 in the Power Systems Group, offset by reductions in the Energy Equipment Group of $41.6. In addition, accounts receivable increased by $57.6 in fiscal 1998 to $857.0 from $799.4 in fiscal 1997.

As of year end, the Corporation had available under an existing shelf registration statement $300.0. Subsequent to year end, on January 13, 1999 FW Preferred Capital Trust I, a wholly-owned subsidiary of the Corporation issued $175.0 in Preferred Trust Securities. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions will be paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year, beginning April 15, 1999. The maturity date is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004.

As a result of the Robbins Facility charge taken in the third quarter of 1998, the Corporation was not in compliance with its covenants under its Revolving Credit Agreement. The Corporation received a waiver until February 15, 1999. The Corporation had received a commitment from financial institutions for up to $360.0 under a new facility. On February 12, 1999, the Corporation borrowed $200.0 under the new facility. As a result of this transaction and the issuance of the Preferred Trust Securities all of the outstanding debt ($340.0) under the old Revolving Credit Agreement has been classified as long-term (see Note 8 to Financial Statements).

Management of the Corporation believes that cash and cash equivalents on hand of $180.1 and short-term investments of $61.2 at December 25, 1998, combined with cash flow from operating activities, available credit under its new Revolving Credit Agreements and access to third-party financing in the capital markets will be adequate to meet its working capital and liquidity needs for the foreseeable future.

In 1996, the Corporation completed the construction of a recycling and waste-to-energy project for the Village of Robbins, Illinois. A subsidiary of the Corporation, Robbins Resource Recovery Limited Partnership (the "Partnership"), operates this facility under a long-term operating lease. By virtue of the facility qualifying under the Illinois Retail Rate Law as a qualified solid waste-to-energy facility, it was to receive electricity revenues projected to be substantially higher than the utility's "avoided cost." Under the Retail Rate Law, the utility was entitled to a tax credit against a state tax on utility gross receipts and invested capital. The State was to be reimbursed by the facility for the tax credit beginning after the 20th year following the initial sale of electricity to the utility. The State repealed the Retail Rate Law insofar as it applies to this facility. The Partnership is contesting the Illinois legislature's partial repeal of the Retail Rate Law in Court. In the event this litigation is not successful and no other means are available to generate revenue from the sale of electric power above that provided by selling electricity at the "avoided cost," there may be an additional adverse financial impact on the operating results of the project. The Corporation estimates payments under the Corporate guarantees for the Robbins Facility to be $2.5 in 1999; $24.5 in 2000; $20.8 in 2001; and $31.8 thereafter.
These foregoing estimates are subject to change based on the actual operating results of the Robbins Facility.

In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden County Waste-to-Energy Project (the "Project") with its corresponding tipping fee revenues. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues are not expected to be sufficient to service the debt on outstanding bonds, which were issued to construct the plant and to acquire a landfill for Camden County's use. These outstanding bonds are public debt, not debt of the Corporation. The Corporation has filed suit against the involved parties, including the State of New Jersey, seeking among other things to void the applicable contracts and agreements governing the Project. Pending outcome of the litigation and the results of legislative initiatives in New Jersey to solve the crisis, management believes that the plant will continue to operate at full capacity while receiving market rates for waste disposal. At this time, management cannot determine the ultimate outcome and its effect on the Project.

The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970s and prior. As of December 25, 1998, there were approximately 62,400 (1997-65,000) claims pending. Approximately 24,000 new claims were filed in 1998. The Corporation has agreements with insurance carriers covering significantly more than a majority of the potential costs relating to these exposures. During the three-year period ended December 25, 1998, the Corporation tried, settled or summarily disposed of approximately 104,400 (1998-26,500) asbestos-related claims. Approximately $95.3, substantially all of which was reimbursed or will be reimbursed, were spent on asbestos litigation defense and case resolution during the three-year period (1996-$27.0; 1997-$28.7; 1998-$39.6). The Corporation has recorded an asset relating to probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation (see Note 19).

QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management's strategy for managing risks associated with interest rate fluctuations is to enter into financial instrument transactions, such as interest rate swaps and forward rate agreements, to reduce such risks. Management's strategy for managing transaction risks associated with currency fluctuations is for each operating unit to enter into forward foreign exchange agreements to hedge its exposure on contracts into the operating unit's functional currency. The Corporation utilizes all such financial instruments solely for hedging. Corporate policy prohibits the speculative use of such instruments. The Corporation is exposed to credit loss in the event of nonperformance by the counter parties to such financial instruments. To minimize this risk, the Corporation enters into these financial instruments with financial institutions that are primarily rated A or better by Standard & Poor's or A2 or better by Moody's. Management believes that the geographical diversity of the Corporation's operations mitigates the effects of the currency translation exposure. No significant unhedged assets or liabilities are maintained outside the functional currency of the operating subsidiaries. Accordingly, translation exposure is not hedged.

Interest Rate Risk - The Corporation is exposed to changes in interest rates primarily as a result of its borrowings under its Revolving Credit Agreements and its unhedged variable rate project debt. If market rates average 1% more in 1999 than in 1998, the Corporation's interest expense, after considering the effect of the interest rate swap agreements, would increase, and income before tax would decrease by approximately $5.8. This amount has been determined by considering the impact of the hypothetical interest rates on the Corporation's variable-rate balances and interest rate swap agreements as of December 25, 1998. In the event of a significant change in interest rates, management would likely take action to further mitigate its exposure to the change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Corporation's financial structure.


Foreign Currency Risk - The Corporation has significant overseas operations. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. This results in a mitigation of the potential impact of swing in earnings as a result of changes in foreign exchange rates. In addition in order to further mitigate risks associated with foreign currency fluctuations, the affiliates of the Corporation enter into foreign currency exchange contracts to hedge the exposed contract value back to their functional currency. As of year end the Corporation had $378.0 of foreign exchange contracts outstanding. These contracts mature between 1999 and 2003. Approximately 28% of these contracts require a domestic subsidiary to sell Japanese yen and receive U.S. dollars. The remaining contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currency or other currencies for which they have payment obligations to third parties. The Corporation does not enter into foreign currency contracts for speculative purposes.

Other Financial Instruments - At year end 1998 the Corporation had entered into a treasury lock to fix the interest rate on an anticipated issue of Preferred Trust Securities for a nominal value of $150.0 for thirty years. The Preferred Trust Securities totaling $175.0 were subsequently issued on January 13, 1999.


INFLATION


The effect of inflation on the Corporation's revenues and earnings is minimal. Although a majority of the Corporation's revenues are made under long-term contracts, the selling prices of such contracts, established for deliveries in the future, generally reflect estimated costs to complete in these future periods. In addition, some contracts provide for price adjustments through escalation clauses.

OTHER ACCOUNTING MATTERS

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

In the second quarter of 1998, the Accounting Standard Executive Committee of the AICPA issued Statement of Position 98-5. "Reporting on the Costs of Start-up Activities." This Statement provides guidance on financial reporting of start-up costs and organizational costs. This Statement of Position is effective for financial statements for fiscal years beginning after December 15, 1998. This Statement of Position requires start-up costs to be expensed as incurred. The Corporation does not anticipate that the adoption of the Statement of Position will materially impact its results of operations.

YEAR 2000 CONVERSION

GENERAL

For purposes of this statement the "Year 2000 Problem" is defined to mean the inability of a computer or other device to perform properly because it does not interpret date information correctly. It is believed that cases of misinterpretation might result from computer hardware, firmware or software using only two digits to identify year information, and therefore not being able to distinguish the year 1900 from the year 2000. However, other date-related misinterpretations may also occur, including one, which could occur when the date February 29, 2000 is processed. Also for purposes of this statement "Year 2000 Compliant" means that the performance or functionality of a device (including software) is not affected by dates prior to, during or after the Year 2000.

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

The Corporation and its subsidiaries have all completed the Assessment Step and many subsidiaries are substantially advanced in the Testing and Remediation Steps. Some subsidiaries, such as Foster Wheeler Power Systems, Inc., and its subsidiaries, must wait for scheduled outage periods in order to complete Testing and/or Remediation activities, but all are expected to do so by mid-1999. All subsidiaries have reported that they have completed at least fifty percent (50%) of their Testing Step activities. The primary computerized financial reporting system used by the Corporation and most of its subsidiaries, which was provided by J.D. Edwards, has been confirmed to be Year 2000 Compliant.

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

THIRD PARTY REVIEW

In 1998 the Corporation engaged a third party to conduct a review of certain aspects of the Corporation's and its subsidiaries' Business Continuation Plans. This review was completed during November 1998, and the resulting report is being acted on by Management. The Corporation also engaged several law firms to prepare reports regarding liabilities which the Corporation and its subsidiaries may face, and recommendations for liability exposure management. This work was completed in August 1998. The Corporation plans to have outside counsel conduct a legal audit of contract activities in early 1999.

COORDINATION WITH OUTSIDE PARTIES

The Corporation and its subsidiaries coordinate with insurers, clients, vendors, contractors and trade organizations to keep abreast of Year 2000 matters. The Corporation also has participated and plans to participate in conferences, seminars and other gatherings to improve its Year 2000 readiness condition as the Year 2000 approaches.

COSTS

The total cost associated with required modifications to become Year 2000 Compliant is not expected to be material to the Corporation's financial position. The estimated total cost of the Year 2000 Project is approximately $10.0. Items of a capital nature will be capitalized while all other costs will be expensed as incurred. This estimate does not include a share of Year 2000 costs that may be incurred by partnerships and joint ventures in which the Corporation or its subsidiaries participate. The total amount expended on the Business Continuation Plan through December 25, 1998 was $4.0, of which approximately $2.0 related to the cost to repair or replace software and related hardware problems, and approximately $.5 related to the cost of identifying and communicating with vendors and/or contractors. The estimated future cost of completing implementation of the Business Continuation Plan is estimated to be approximately $6.0. All Year 2000 expenses will be funded from operations.

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

RISKS

The failure to correct a Year 2000 Problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures are not expected to have a material adverse affect on the Corporation's results of operations and financial condition. However, due to the general uncertainty inherent in the Year 2000 Problem, resulting in part from the uncertainty about the Year 2000 readiness of vendors, contractors and customers, the Corporation is unable to determine at this time whether the consequences of Year 2000 Problems will have a material impact on the Corporation's results of operations or financial condition. The completion of the Business Continuation Plan is expected to significantly reduce the Corporation's level of uncertainty about the Year 2000 Problem and, in particular, about Year 2000 Compliance and readiness of vendors, contractors and customers. The Corporation believes that the implementation of new business systems and the complete implementation of the Business Continuation Plan should reduce the possibility of significant interruptions of normal operation.

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

CONVERSION TO THE EURO

On January 1, 1999, several of our European affiliates converted over to a common currency - the Euro. At this time, the Corporation does not anticipate any material negative impact related to the conversion to the Euro.

SAFE HARBOR STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Report Form 10-K contain forward-looking statements that are based on management's assumptions, expectations and projections about the various industries within which the Corporation operates. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Corporation cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements: changes in the rate of economic growth in the United States and other major international economies, changes in investment by the energy, power and environmental industries, changes in regulatory environment, changes in project schedules, changes in trade, monetary and fiscal policies worldwide, currency fluctuations, outcomes of pending and future litigation, protection and validity of patents and other intellectual property rights and increasing competition by foreign and domestic companies.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of Foster Wheeler Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, changes in stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Foster Wheeler Corporation and its subsidiaries at December 25, 1998 and December 26, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP


New York, New York
January 26, 1999,
except for Note 8, as to which
the date is February 12, 1999.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            1998             1997             1996
                                                                            ----             ----             ----
REVENUES:
     Operating revenues..........................................        $4,536,765      $4,059,965        $4,005,503
     Other income (including interest:
         1998-$19,455; 1997-$21,669; 1996-$21,714)...............            60,227         112,050            35,108
                                                                         ----------      ----------        ----------

         Total Revenues..........................................         4,596,992       4,172,015         4,040,611
                                                                         ----------      ----------        ----------

COSTS AND EXPENSES:
     Cost of operating revenues..................................         4,166,257       3,791,998         3,510,970
     Selling, general and administrative expenses................           253,401         268,026           296,921
     Other deductions (including interest:
         1998-$62,535; 1997-$54,675; 1996-$54,940)...............           126,983          89,544            76,678
     Provision for special charges...............................              -               -               24,000
     Minority interest...........................................             2,562           2,931             5,176
                                                                         ----------      ----------        ----------

         Total Costs and Expenses................................         4,549,203       4,152,499         3,913,745
                                                                         ----------      ----------        ----------

Earnings before income taxes.....................................            47,789          19,516           126,866

Provision for income taxes.......................................            79,295          13,892            44,626
                                                                         ----------      ----------         ---------

Net (loss)/earnings..............................................           (31,506)          5,624            82,240

Other comprehensive income/(loss):
     Foreign currency translation adjustment.....................             2,538         (34,615)            8,316
     Foreign currency translation transferred to income upon
         sale of subsidiary......................................              -              6,273                 -
                                                                         ----------      ----------        ----------
     Comprehensive (loss)/income.................................        $  (28,968)     $  (22,718)       $   90,556
                                                                         ==========      ==========        ==========

(Loss)/earnings per share:
     Basic.......................................................        $    (.77)      $      .14        $     2.03
                                                                         --========      ==========        ==========
     Diluted.....................................................        $    (.77)      $      .14        $     2.02
                                                                         --========      ==========        ==========

Shares outstanding:
     Basic:
         Weighted average number of shares outstanding...........            40,729          40,677            40,592
     Diluted:
         Effect of stock options.................................                 *             127               167
                                                                         ----------      ----------        ----------

     Total diluted...............................................            40,729          40,804            40,759
                                                                         ==========      ==========        ==========



* The effect of the stock options was not included in the calculation of diluted earnings per share as these options were antidilutive due to the 1998 loss.

See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           December 25,          December 26,
                                                                               1998                  1997
                                                                               ----                  ----
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ..................................          $   180,068           $   167,417
     Short-term investments .....................................               61,223                91,888
     Accounts and notes receivable:
         Trade ..................................................              719,507               663,505
         Other ..................................................              137,498               135,870
     Contracts in process .......................................              469,049               406,378
     Inventories ................................................                9,432                 8,808
     Prepaid, deferred and refundable income taxes ..............               66,068                46,175
     Prepaid expenses ...........................................               29,997                25,230
                                                                           -----------           -----------
         Total current assets ...................................            1,672,842             1,545,271
                                                                           -----------           -----------
Land, buildings and equipment ...................................            1,251,703             1,138,098
Less accumulated depreciation ...................................              340,622               313,646
                                                                           -----------           -----------
         Net book value .........................................              911,081               824,452
                                                                           -----------           -----------
Notes and accounts receivable - long-term .......................              103,612                86,353
Investments and advances ........................................              117,859               127,629
Intangible assets, net ..........................................              285,245               298,217
Prepaid pension cost and benefits ...............................              196,812               187,200
Other, including insurance recoveries ...........................              203,277               275,582
Deferred income taxes ...........................................                4,291                12,996
                                                                           -----------           -----------
         TOTAL ASSETS ...........................................          $ 3,495,019           $ 3,357,700
                                                                           ===========           ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current installments on long-term debt .....................          $    26,762           $    33,528
     Bank loans .................................................              107,051                53,748
     Accounts payable ...........................................              434,969               380,016
     Accrued expenses ...........................................              283,368               246,144
     Estimated costs to complete long-term contracts ............              563,271               578,474
     Advance payments by customers ..............................               56,630                98,865
     Income taxes ...............................................               26,626                21,527
                                                                           -----------           -----------
         Total current liabilities ..............................            1,498,677             1,412,302
Corporate and other debt less current installments ..............              540,827               422,896
Special-purpose project debt less current installments ..........              449,887               432,772
Deferred income taxes ...........................................               85,484                34,148
Postretirement and other employee benefits
     other than pensions ........................................              168,799               169,212
Other long-term liabilities and minority interest ...............              179,227               250,853
                                                                           -----------           -----------
         TOTAL LIABILITIES ......................................            2,922,901             2,722,183
                                                                           -----------           -----------
STOCKHOLDERS' EQUITY:
Preferred Stock
     Authorized 1,500,000 shares; no par value - none outstanding
Common Stock
     $1.00 par value; authorized 160,000,000 shares; issued:
         1998-40,747,668; 1997-40,745,668 .......................               40,748                40,746
Paid-in capital .................................................              201,158               201,105
Retained earnings ...............................................              377,147               442,848
Accumulated other comprehensive loss ............................              (46,349)              (48,887)
                                                                           -----------           -----------
                                                                               572,704               635,812
Less cost of treasury stock (shares: 1998-30,804;
 1997-10,804) ...................................................                  586                   295
                                                                           -----------           -----------
         TOTAL STOCKHOLDERS' EQUITY .............................              572,118               635,517
                                                                           -----------           -----------
         TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY ..............................          $ 3,495,019           $ 3,357,700
                                                                           ===========           ===========

See notes to financial statements.

                           FOSTER WHEELER CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (In Thousands, Except per Share Amounts)

                                                                                  1998           1997            1996
                                                                                  ----           ----            ----
COMMON STOCK
     Balance at beginning of year .......................................      $  40,746       $  40,651       $  40,498
     Sold under stock options: (shares: 1998-2,000; 1997-94,427;
         1996-128,199) ..................................................              2              95             128
     Restricted stock issued under incentive plans (shares: 1996-24,561)            --              --                25
                                                                               ---------       ---------       ---------

     Balance at end of year .............................................         40,748          40,746          40,651
                                                                               ---------       ---------       ---------

PAID-IN CAPITAL
     Balance at beginning of year .......................................        201,105         197,970         192,721
     Stock option exercise price less par value .........................             49           2,665           3,417
     Excess of market value over cost of treasury stock or common stock
         issued under incentive plans ...................................           --              --             1,068
     Tax benefits related to stock options ..............................              4             470             764
                                                                               ---------       ---------       ---------
     Balance at end of year .............................................        201,158         201,105         197,970
                                                                               ---------       ---------       ---------

RETAINED EARNINGS
     Balance at beginning of year .......................................        442,848         471,177         421,804
     Net (loss)/earnings for the year ...................................        (31,506)          5,624          82,240
     Cash dividends paid:
     Common (per share outstanding: 1998-$.84; 1997-$.835; 1996-$.81) ...        (34,195)        (33,953)        (32,867)
                                                                               ---------       ---------       ---------
     Balance at end of year .............................................        377,147         442,848         471,177
                                                                               ---------       ---------       ---------

ACCUMULATED OTHER COMPREHENSIVE LOSS
     Balance at beginning of year .......................................        (48,887)        (20,545)        (28,861)
     Change in accumulated translation adjustment during the year .......          2,538         (34,615)          8,316
     Amount transferred to income upon sale of subsidiary ...............           --             6,273            --
                                                                               ---------       ---------       ---------

     Balance at end of year .............................................        (46,349)        (48,887)        (20,545)
                                                                               ---------       ---------       ---------

TREASURY STOCK
     Balance at beginning of year .......................................            295             295             295
     Common stock required for Treasury: (shares: 1998-20,000) ..........            291            --              --
                                                                               ---------       ---------       ---------

     Balance at end of year .............................................            586             295             295
                                                                               ---------       ---------       ---------

     TOTAL STOCKHOLDERS' EQUITY .........................................      $ 572,118       $ 635,517       $ 688,958
                                                                               =========       =========       =========

See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                      1998           1997           1996
                                                                      ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)/earnings ...................................      $ (31,506)      $   5,624       $  82,240
     Adjustments to reconcile net (loss)/earnings to
        cash flows from operating activities:
        Depreciation and amortization ......................         61,607          62,010          63,605
        Noncurrent deferred tax ............................         59,424          (4,553)          5,338
        Gain on sale of land, buildings and equipment ......         (1,525)         (5,583)           (400)
        Equity earnings, net of dividends ..................         (9,890)        (13,429)         (1,474)
        Robbins Resource Recovery Facility charge ..........         47,014            --              --
        Net gain on sale of subsidiaries ...................           --           (49,400)           --
        Provision for special charges ......................           --              --            24,000
        Other noncash items ................................         (8,257)         (6,534)         (5,133)
        Changes in assets and liabilities, net of effects of
         acquisitions and divestitures:
        Receivables ........................................        (48,440)        (62,072)       (148,023)
        Sales of receivables ...............................         38,400            --              --
        Contracts in process and inventories ...............        (51,979)        (72,533)        (19,983)
        Accounts payable and accrued expenses ..............         40,461          37,940          64,219
        Estimated costs to complete long-term contracts ....        (29,681)         58,925          17,376
        Advance payments by customers ......................        (45,413)          1,251          39,300
        Income taxes .......................................        (16,145)        (22,472)         13,520
        Other assets and liabilities .......................        (30,366)        (49,231)        (23,629)
                                                                  ---------       ---------       ---------
        Net cash (used)/provided by operating activities ...        (26,296)       (120,057)        110,956
                                                                  ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures ...............................       (166,547)       (189,767)       (158,526)
        Proceeds from sale of properties ...................          2,235          12,516          16,278
        Payments for acquisitions of businesses, net of cash
         acquired ..........................................           --              --           (14,798)
        Sales of subsidiaries ..............................           --           185,601            --
        Decrease/(increase) in investments and advances ....         27,351         (40,426)        (10,926)
        Decrease/(increase)in short-term investments .......         34,267          34,160         (19,713)
        Partnership distribution ...........................         (4,256)         (4,800)         (4,859)
                                                                  ---------       ---------       ---------
        Net cash used by investing activities ..............       (106,950)         (2,716)       (192,544)
                                                                  ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
        Dividends to stockholders ..........................        (34,195)        (33,953)        (32,867)
        Repurchase of common stock .........................           (291)           --              --
        Proceeds from the exercise of stock options ........             51           2,760           3,545
        Increase/(decrease)in short-term debt ..............         48,429           7,590         (35,258)
        Proceeds from long-term debt .......................        178,022          98,761         287,937
        Repayment of long-term debt ........................        (48,677)        (34,551)        (47,646)
                                                                  ---------       ---------       ---------
        Net cash provided by financing activities ..........        143,339          40,607         175,711
                                                                  ---------       ---------       ---------

      Effect of exchange rate changes on cash and cash
       equivalents .........................................          2,558         (17,566)          5,895
                                                                  ---------       ---------       ---------

INCREASE/(DECREASE) IN CASH AND CASH
        EQUIVALENTS ........................................         12,651         (99,732)        100,018
Cash and cash equivalents at beginning of year .............        167,417         267,149         167,131
                                                                  ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...................      $ 180,068       $ 167,417       $ 267,149
                                                                  =========       =========       =========

Cash paid during the year for:
     Interest (net of amount capitalized) ..................      $  47,286       $  40,225       $  45,985
     Income taxes ..........................................      $  27,694       $  30,099       $  20,271

See notes to financial statements.

                           FOSTER WHEELER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Foster Wheeler Corporation and all significant domestic and foreign subsidiary companies.

The Corporation's fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for domestic operations and December 31 for foreign operations. For domestic operations, the years 1996, 1997 and 1998 included 52 weeks.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, and contingencies, among others. As of year end 1998, costs of approximately $75,000 were included in assets, primarily in receivables and contracts in process, representing amounts expected to be realized from claims.

REVENUE RECOGNITION ON LONG-TERM CONTRACTS - The Engineering and Construction Group records profits on long-term contracts on a percentage-of-completion basis determined on the ratio of earned revenues to total contract price, after considering accumulated costs and estimated costs to complete each contract. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contracts of the Engineering and Construction Group are generally considered substantially complete when engineering is completed and/or field construction is completed. The Corporation includes pass-through costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs when the Corporation determines that it is responsible for the engineering specification, procurement and management of such cost components on behalf of the customer.

     The Energy Equipment Group primarily records profits on long-term contracts on a percentage-of-completion basis determined on a variation of the efforts-expended and the cost-to-cost methods, which include multiyear contracts that require significant engineering efforts and multiple delivery units. These methods are periodically subject to physical verification of the actual progress towards completion. Contracts of the Energy Equipment Group are generally considered substantially complete when manufacturing and/or field erection is completed.

     The Corporation has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. The Corporation has a substantial history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years.

     Certain special-purpose subsidiaries in the Power Systems Group are reimbursed for their costs, including repayment of project debt, for building and owning certain facilities over the lives of the service contracts. The Corporation records revenues relating to debt repayment obligations on these contracts on a straight-line basis over the lives of the service contracts, and records depreciation of the facilities on a straight-line basis over the estimated useful lives of the facilities, after consideration of the estimated residual value.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less.

SHORT-TERM INVESTMENTS - Short-term investments consist primarily of bonds of foreign governments and are classified as available for sale under Financial Accounting Standards Board Statement No. 115. Realized gains and losses from sales are based on the specific identification method. As of year end 1998, unrealized gains and losses are immaterial. The proceeds from sales of short-term investments for 1998, 1997 and 1996 were $40,000, $1,100 and $14,500, respectively. The gains on sales for 1998, 1997 and 1996 were $5,000, $24 and $17, respectively.

TRADE ACCOUNTS RECEIVABLE - In accordance with terms of long-term contracts, certain percentages of billings are withheld by customers until completion and acceptance of the contracts. Final payments of all such amounts withheld, which might not be received within a one-year period, are indicated in Note 3. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, has been included in current assets.

LAND, BUILDINGS AND EQUIPMENT - Depreciation is computed on a straight-line basis using composite estimated lives ranging from 10 to 50 years for buildings and from 3 to 35 years for equipment. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in earnings.

INVESTMENTS AND ADVANCES - The Corporation uses the equity method of accounting for investment ownership of between 20% and 50% in affiliates unless significant economic or political considerations indicate that the cost method is appropriate. Investment ownership of less than 20% in affiliates is carried at cost. Currently, all of the Corporation's significant investments in affiliates are recorded using the equity method.

INCOME TAXES - Deferred income taxes are provided on a liability method whereby deferred tax assets are established for the difference between the financial reporting and income tax basis of assets and liabilities as well as operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Investment tax credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. To the extent such credits are not currently utilized on the Corporation's tax return, deferred tax assets, subject to considerations about the need for a valuation allowance, are recognized for the carryforwards amount.

     Provision is made for Federal income taxes which may be payable on foreign subsidiary earnings to the extent that the Corporation anticipates they will be remitted. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be, permanently reinvested (and for which no Federal income tax has been provided) aggregated $317,900 at December 25, 1998. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

FOREIGN CURRENCY TRANSLATION - Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and income and expenses and cash flows at monthly weighted average rates. Foreign currency transaction gains/(losses) for 1998, 1997 and 1996 were approximately $1,600, $2,600 and $(500), respectively [$1,000, $1,700 and $(320) net of taxes]. The
Corporation enters into foreign exchange contracts in its management of foreign currency exposures. Realized and unrealized gains and losses on contracts that qualify as designated hedges are deferred. Amounts receivable or payable under foreign exchange hedges are recognized as deferred gains or losses, and are included in either contracts in process or estimated costs to complete long-term contracts. The Corporation utilizes foreign exchange contracts solely for hedging purposes. Corporate policy prohibits the speculative use of financial instruments.

INVENTORIES - Inventories, principally materials and supplies, are stated at lower of cost or market, determined primarily on the average cost method.

INTANGIBLE ASSETS - Intangible assets for 1998 and 1997 consist principally of the excess of cost over the fair value of net assets acquired (goodwill) ($195,847 and $206,807), trademarks ($57,560 and $58,390) and patents ($31,835 and $33,020), respectively. These assets are being amortized on a straight-line basis over periods of 10 to 40 years. The Corporation periodically evaluates goodwill on a separate operating unit basis to assess recoverability, and impairments, if any, are recognized in earnings. In the event facts and circumstances indicate that the carrying amount of goodwill associated with an investment is impaired, the Corporation reduces the carrying amount to an amount representing the estimated undiscounted future cash flows before interest to be generated by the operation.

EARNINGS PER SHARE - Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed on the basic plus the dilution of stock options.

2.  DIVESTITURES

      In 1997, the Corporation sold two subsidiaries: (1) in the second quarter, an accrual for $6,500 was recognized for the valuation of Ullrich Copper, Inc. Since this subsidiary (a manufacturer of copper extrusions) was not part of the Corporation's three core business groups, management of the Corporation reached a decision to sell this subsidiary which was valued at the estimated fair value less the cost to sell. The final sale was completed in the third quarter of 1997 with no additional financial impact; and (2) in the second quarter, the Corporation recorded a $56,400 pretax ($36,660 after tax) gain on the sale of Glitsch International, Inc.'s operations to Koch Engineering Company. This gain was included in the second quarter. The Corporation received approximately $185,000 in cash for the majority of the assets of Glitsch International, Inc. The retained net assets have been valued at their current estimated realizable value, which are not considered material to the overall operations of the Corporation. For segment reporting purposes, the earnings of Glitsch International, Inc. up to the closing date of June 27, 1997, were included in the operating results of the Energy Equipment Group.

3.  ACCOUNTS AND NOTES RECEIVABLE

The following tabulation shows the components of trade accounts and notes receivable:

                                                     1998              1997
                                                     ----              ----
From long-term contracts:
       Amounts billed due within one year          $383,027          $443,355
                                                   --------          --------
Retentions:
     Billed:
     Estimated to be due in:
       1998 .............................              --              48,694
       1999 .............................            58,596             3,367
       2000 .............................             7,221               148
       2001 .............................             8,857              --
       2002 .............................             1,544              --
       2003 .............................             9,570              --
                                                   --------          --------
       Total billed .....................            85,788            52,209
                                                   --------          --------

                                                                         1998                      1997
                                                                          ----                     ----
      Unbilled:
         Estimated to be due in:
                1998  ...............................                      -                       131,583
                1999  ...............................                    214,948                       540
                2000  ...............................                      2,232                       337
                                                                        --------                  --------
                Total unbilled.......................                    217,180                   132,460
                                                                        --------                  --------
                Total retentions.....................                    302,968                   184,669
                                                                        --------                  --------
                Total receivables from
                   long-term contracts...............                    685,995                   628,024
   Other trade and notes receivable..................                     36,326                    36,719
                                                                        --------                  --------
                                                                         722,321                   664,743
   Less, allowance for doubtful accounts.............                      2,814                     1,238
                                                                        --------                  --------
                                                                        $719,507                  $663,505
                                                                        ========                  ========

     In the third quarter of 1998, a subsidiary of the Corporation entered into a three year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The credit risk of uncollectible accounts receivable has been transferred to the purchaser. The Corporation services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other deductions, in the Consolidated Statement of Earnings. The agreement contains certain covenants and provides for various events of termination. As of December 25, 1998, $38,400 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade balance in the Consolidated Balance Sheet.

4.  CONTRACTS IN PROCESS AND INVENTORIES

Costs of contracts in process and inventories considered in the determination of cost of operating revenues are shown below:

                                                       1998              1997              1996
                                                       ----              ----              ----
   Inventories
      Materials and supplies................          $  7,960         $  7,336          $ 31,037
      Work in process ......................                 -                -             2,445
      Finished goods  ......................             1,472            1,472             6,317
                                                      --------         --------          --------
                                                      $  9,432         $  8,808          $ 39,799
                                                      ========         ========          ========


   The following tabulation shows the elements included in contract in process as related to long-term contracts:

                                                       1998              1997             1996
                                                       ----              ----             ----
   Contracts in Process
   Costs plus accrued profits less earned
      revenues on contracts currently
      in process............................          $986,886         $837,556          $633,392
   Less, progress payments..................           517,837          431,178           269,676
                                                      --------         --------          --------
                                                      $469,049         $406,378          $363,716
                                                      ========         ========          ========

5.  LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment are stated at cost and are set forth below:

                                                       1998              1997
                                                       ----              ----
Land and land improvements..................        $   20,012        $   19,820
Buildings...................................           177,962           134,574
Equipment...................................           986,521           744,484
Construction in progress....................            67,208           239,220
                                                    ----------        ----------
                                                    $1,251,703        $1,138,098
                                                    ==========        ==========

Depreciation expense for the years 1998, 1997 and 1996 was $52,472, $52,336 and $54,374, respectively.


6.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

PENSION BENEFITS - The Corporation and its domestic and foreign subsidiaries have several pension plans covering substantially all full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation; the domestic plans are noncontributory. It is the Corporation's policy to fund the plans on a current basis to the extent deductible under existing Federal tax regulations. Such contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future.

The Corporation has a 401(k) plan for salaried employees. The Corporation, for the years 1998, 1997 and 1996, contributed a 50% match of the employees' contributions, which amounted to a cost of $5,400, $5,500 and $5,900, respectively.

OTHER BENEFITS - In addition to providing pension benefits, the Corporation and some of its domestic subsidiaries provide certain health care and life insurance benefits for retired employees. Employees may become eligible for these benefits if they reach normal retirement age while working for the Corporation. Benefits are provided through insurance companies.

      In accordance with the current year adoption of Financial Accounting Standards Board Statement No. 132, the following chart contains the disclosures for pension and other benefits for 1998 and 1997.


                                                                   PENSION BENEFITS              OTHER BENEFITS
                                                                   ----------------              --------------
                                                                 1998           1997          1998           1997
                                                                 ----           ----          ----           ----
PROJECTED BENEFIT OBLIGATION (PBO)
     PBO at Beginning of Period ..........................    $ 500,744      $ 424,285      $  87,352      $  83,638
     Service Cost ........................................       29,581         25,363          1,008          1,000
     Interest Cost .......................................       35,972         33,526          6,092          6,264
     Plan Participants Contributions .....................        4,730          4,015            778            724
     Plan Amendments .....................................        2,965          2,744           --           (1,697)
     Actuarial Loss ......................................       58,718         48,079          2,048          5,604
     Benefits Paid .......................................      (34,952)       (31,045)        (7,417)        (6,920)
     Curtailments ........................................         --           (3,355)          --           (1,261)
     Special Termination Benefits/Other ..................          239         (2,868)          --             --
                                                              ---------      ---------      ---------      ---------
     PBO at End of Period ................................      597,997        500,744         89,861         87,352
                                                              ---------      ---------      ---------      ---------
PLAN ASSETS
     Fair Value of Plan Assets Beginning of Period........      542,601        490,659           --             --
     Actual Return on Plan Assets ........................       51,154         68,678           --             --
     Employer Contributions ..............................       11,590         12,905          6,639          6,196
     Plan Participant Contributions ......................        4,730          4,015            778            724
     Benefits Paid .......................................      (34,952)       (31,045)        (7,417)        (6,920)
     Other ...............................................        1,545         (2,611)          --             --
                                                              ---------      ---------      ---------      ---------
     Fair Value of Plan Assets at End of Period ..........      576,668        542,601              0              0
                                                              ---------      ---------      ---------      ---------
FUNDED STATUS
     Funded Status .......................................      (21,329)        41,857        (89,861)       (87,352)
     Unrecognized Net Actuarial Loss .....................      121,878         63,442          4,536          2,442
     Unrecognized Prior Service Cost .....................       16,912         10,703        (23,742)       (25,865)
                                                              ---------      ---------      ---------      ---------
     Prepaid (Accrued) Benefit Cost ......................    $ 117,461      $ 116,002      $(109,067)     $(110,775)
                                                              =========      =========      =========      =========
NET PERIODIC BENEFIT COST
     Service Cost ........................................    $  29,581      $  25,363      $   1,008      $   1,000
     Interest Cost .......................................       35,972         33,526          6,092          6,264
     Expected Return on Plan Assets ......................      (52,534)       (61,031)          --             --
     Amortization of Transition Asset ....................       (3,031)        (4,637)          --             --
     Amortization of Prior Service Cost ..................        2,625          1,373         (2,123)        (2,211)
     Recognized Actuarial (Gain)/Loss/Other ..............         (275)        14,261            (46)          --
                                                              ---------      ---------      ---------      ---------
     Total Net Periodic Pension Cost .....................    $  12,338      $   8,855      $   4,931      $   5,053
                                                              =========      =========      =========      =========
WEIGHTED AVERAGE ASSUMPTIONS
     Discount Rate .......................................         6.33%          7.77%           7.0%          7.25%
     Long Term Rate of Return ............................         9.85%          10.0%
     Salary Scale ........................................         4.46%          5.48%


Net Periodic Benefit Cost 1996 was as follows:

                                                              Pensions        Other Benefits
                                                              --------        --------------
Service Cost.......................................             $17,424         $  1,623
Interest Cost......................................              29,476            6,010
Actual Return of Plan Assets.......................             (43,600)               -
Net Amortization and Deferrals.....................              (2,279)          (2,101)
                                                               --------         --------

Net Periodic Benefit Cost..........................            $  1,021         $  5,532
                                                               ========         ========

Assumed health care cost trend rates have a significant effect on the amounts reported for the other benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                1-Percentage                 1-Percentage
                                                                                Point Increase             Point Decrease
                                                                                --------------             --------------
Effect on total of service and interest cost components.......                  $    303                    $    (329)
Effect on postretirement benefit obligations..................                     4,030                       (4,235)

Health care cost trend:

1998 .........................................................                       8.5%
1999 .........................................................                       8.0%
Decline to 2011...............................................                       5.0%


7.  BANK BORROWINGS

      The approximate weighted average interest rates on borrowings outstanding (primarily foreign) at the end of 1998 and 1997 were 6% and 7%, respectively.

      Unused lines of credit for short-term bank borrowings aggregated $169,900 at year-end 1998, of which approximately 69% was available in the United States and Canada at interest rates not exceeding the prime commercial lending rate and the remainder was available overseas in various currencies at rates consistent with market conditions in the respective countries.

      Interest costs incurred in 1998, 1997 and 1996 were $72,284, $65,054 and $61,302 of which $9,749, $10,379 and $6,362, respectively, were capitalized.

8.  CORPORATE AND OTHER DEBT


                                                                                       1998                    1997
                                                                                       ----                    ----
Corporate and other debt consisted of the following:
     8.58% unsecured promissory notes due on September 30, 1998...............                               $ 22,000
     Revolving Credit Agreements (average interest rate 6%) ..................      $ 340,000                 205,000
     6.75% Notes due November 15, 2005........................................        200,000                 200,000
     Other ...................................................................          1,173                  18,835
                                                                                    ---------                --------
                                                                                      541,173                 445,835
     Less, Current portion....................................................            346                  22,939
                                                                                    ---------                --------
                                                                                    $ 540,827                $422,896
                                                                                    =========                ========

        Principal payments are payable in annual installments of:
           2000   ............................................................      $     223
           2001   ............................................................            232
           2002   ............................................................        165,130
           2003   ............................................................             53
           2004   ............................................................             58
           Balance due in installments through 2014...........................        375,131
                                                                                    ---------
                                                                                    $ 540,827
                                                                                    =========

CORPORATE DEBT - The Corporation has $200,000 Notes in the public market which bear interest at a fixed rate of 6.75% per annum, payable semiannually, and mature November 15, 2005. The Notes have been rated BBB and Baa3 by Standard & Poor's and Moody's, respectively, and were issued under an indenture between the Corporation and Harris Trust and Savings Banks. The Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The Notes will constitute senior unsecured indebtedness of the Corporation and will rank on parity with the Corporation's other senior unsecured indebtedness.

At year end 1998, the Corporation was a party to a four-year Revolving Credit Agreement ($300,000) and a 364-day Revolving Credit Agreement ($100,000) (the "Revolving Credit Agreements") with a group of banks, and a total of $340,000 had been borrowed thereunder. The loans were for general corporate purposes. The Corporation pays to the banks a facility fee on the total facility. The Revolving Credit Agreements required the maintenance of a maximum Consolidated Leverage Ratio and a minimum Consolidated Fixed Charge Coverage Ratio. As a result of the Robbins Facility charge taken in the third quarter of 1998, the Corporation was not in compliance with its covenants under the Revolving Credit Agreement. The Corporation received a waiver of these violations until February 15, 1999 and also received a commitment from financial institutions for up to $360,000 under a new facility. The new facility consists of a four-year revolving credit facility ($270,000) and a 364-day revolving credit facility ($90,000). On February 12, 1999, the Corporation borrowed $200,000 under the new facility. Borrowings under the new facility have been and are to be used to repay borrowings under the Revolving Credit Agreements and for general corporate purposes. Borrowings under the new facility bear interest at a floating rate.

As of year end, the Corporation had available under an existing shelf registration statement $300,000. Subsequent to year end, on January 13, 1999 FW Preferred Capital Trust I, a wholly-owned subsidiary of the Corporation issued $175,000 in Preferred Trust Securities. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions will be paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year, beginning April 15, 1999. The maturity date is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004. As a result of the new Revolving Credit Agreement and the issuance of the Preferred Trust Securities, all of the outstanding debt ($340,000) under the old Revolving Credit Agreement has been classified as long-term.

9.  SPECIAL-PURPOSE PROJECT DEBT


                                                                                          1998                     1997
                                                                                          ----                     ----
       The Corporation's obligations with respect to this debt are limited to guaranteeing the operating performance of the projects:
       Collateralized note payable, interest varies based on one of several money market rates (1998-year-end rate 6.695%),
           due semiannually through July 30, 2006...............................         $ 46,853                $ 50,493
       Floating/Fixed Rate Resource Recovery Revenue Bonds, interest varies based on tax-exempt money market rates (1998 year-end rate 4.05%), due semiannually August 1, 1999 through
           February 1, 2010.....................................................           40,048                  43,648
       Fixed Rate Trust Certificates, interest at 7.36%, due semiannually
           February 15, 1999 through February 15, 2014..........................          162,000                 162,000
       Solid Waste Disposal and Resource Recovery System Revenue
           Bonds, interest 7.125% to 7.5%, due annually December 1, 1999
           through 2010.........................................................          120,150                 120,150
       Resource Recovery Revenue Bonds, interest 7.9% to 10%, due
           annually December 15, 1999 through 2012..............................           64,276                  67,070
       Collateralized note payable, interest varies based on six month
           LIBOR rates, due semiannually starting June 30, 2001 through
           December 31, 2012....................................................           42,976                    -
                                                                                         --------                --------
                                                                                          476,303                 443,361
       Less, Current portion....................................................           26,416                  10,589
                                                                                         --------                --------
                                                                                         $449,887                $432,772
                                                                                         ========                ========

     Principal payments are payable in annual installments of:
     2000.......................................................................         $ 28,199
     2001.......................................................................           65,896
     2002.......................................................................           30,801
     2003.......................................................................           34,814
     2004.......................................................................           33,712
     Balance due in installments through 2014...................................          256,465
                                                                                         --------
                                                                                         $449,887
                                                                                         ========


SPECIAL-PURPOSE SUBSIDIARY PROJECT DEBT - Special-purpose Subsidiary Project Debt represent debt incurred to finance the construction of cogeneration facilities or waste-to-energy projects. The notes and/or bonds are collateralized by the assets of each project.

COGENERATION PROJECTS - The note payable for $46,853 represent a loan under a bank credit facility to a limited partnership whose general partner is a Special-purpose Project Subsidiary. The limited partnership entered into an interest rate swap agreement, which fixed the interest rate on $62,000 of the original principal amount of the debt. Under this agreement, the limited partnership pays to the counterparties interest at 8.85% on the current notional principal and the counterparties pay to the limited partnership interest at a variable rate based on LIBOR on the notional principal. The notional principal of the swap amortized through July 30, 1999, and at December 25, 1998, was $8,709. Amounts receivable under the swap agreements are reflected as a reduction of interest expense.

The Floating/Fixed Rate Resource Recovery Revenue Bonds in the amount of $40,048 were issued in a total amount of $45,450. The bonds are collateralized by an irrevocable standby letter of credit issued by a commercial bank.

The Fixed Rate Trust Certificates were issued and remain outstanding in a total amount of $162,000 by a Chilean limited liability company owned 85% by a Special-purpose Subsidiary and 15% by the Chilean national oil company and one of its affiliates.

WASTE-TO-ENERGY PROJECTS - The Solid Waste Disposal and Resource Recovery System Revenue Bonds totaling $120,150 were issued in a total amount of $133,500. The bonds are collateralized by a pledge of certain revenues and assets of the project, but not the plant (see Note 14).

The Resource Recovery Revenue Bonds of $64,276 were issued in a total amount of $86,780. The bonds are collateralized by a pledge of certain revenues and assets of the project.

The note payable for $42,976 represents a loan under a bank credit facility to a Special-purpose Project subsidiary. The Corporation entered into interest rate swap agreements, which fixed the interest rate on the majority of the original principal amount of the debt. Under this agreement, the Corporation pays to the counterparties interest at 4.78% on the current notional principal and the counterparties pay to the Corporation interest at a variable rate based on LIBOR on the notional principal. The notional principal of the swap increases through December 29, 2000 and amortizes through December 30, 2011, and at December 31, 1998 was $31,448. Amounts receivable under the swap agreements are reflected as a reduction of interest expense.

10. RESEARCH AND DEVELOPMENT

For the years 1998, 1997 and 1996, approximately $14,100, $16,100 and $16,900, respectively, were spent on Corporation-sponsored research activities. During the same periods, approximately $32,700, $40,400 and $29,600, respectively, were spent on customer-sponsored research activities, which were paid by customers of the Corporation.

11. INCOME TAXES

The components of (loss)/earnings before income taxes for the years 1998, 1997 and 1996 were taxed under the following jurisdictions:


                                                       1998              1997             1996
                                                       ----              ----             ----
   Domestic.................................          $(39,858)         $(66,438)        $(11,261)
   Foreign..................................            87,647            85,954          138,127
                                                      --------          --------         --------
   Total....................................          $ 47,789          $ 19,516         $126,866
                                                      ========          ========         ========

   The provision for income taxes on those earnings was as follows:

   Current tax expense/(benefit):
   Domestic.................................          $  1,550          $(12,183)        $  6,002
   Foreign..................................            41,816            40,059           31,197
                                                      --------          --------         --------
   Total current............................            43,366            27,876           37,199
                                                      --------          --------         --------
   Deferred tax expense/(benefit):
   Domestic.................................            47,600            (9,499)          (5,434)
   Foreign..................................           (11,671)           (4,485)          12,861
                                                      --------          --------         --------
   Total deferred...........................            35,929           (13,984)           7,427
                                                      --------          --------         --------

   Total provision for income taxes.........          $ 79,295          $ 13,892         $ 44,626
                                                      ========          ========         ========

   Deferred tax liabilities (assets) consist of the following:

                                                         1998              1997             1996
                                                         ----              ----             ----
   Difference between book and
      tax depreciation......................          $ 90,911          $ 89,562         $ 90,995
   Pension assets...........................            35,814            36,092           36,024
   Capital lease transactions...............            11,422            11,899           12,201
   Revenue recognition......................            24,670            24,546           19,994
   Other....................................             8,440             2,023            6,416
                                                      --------          --------         --------
   Gross deferred tax liabilities...........           171,257           164,122          165,630
                                                      --------          --------         --------

   Current taxability of estimated costs to
      complete long-term contracts..........            (5,891)           (7,331)          (9,061)
   Income currently taxable deferred
      for financial reporting...............            (5,930)           (6,291)          (6,697)
   Expenses not currently deductible
      for tax purposes......................           (56,970)          (52,306)         (37,104)
   Investment tax credit carryforwards......           (30,251)          (30,251)         (30,251)
   Postretirement benefits other
      than pensions.........................           (63,017)          (64,707)         (64,900)
   Asbestos claims..........................            (6,370)           (6,370)          (8,400)
   Minimum tax credits......................           (10,120)           (9,822)          (6,832)
   Foreign tax credits......................           (38,197)          (21,400)         (21,400)
   Other....................................           (15,997)           (1,809)          (3,166)
   Valuation allowance......................            81,250            20,000           20,000
                                                      --------         ---------         --------
   Net deferred tax assets..................          (151,493)         (180,287)        (167,811)
                                                      --------         ---------         --------

                                                      $ 19,764         $ (16,165)        $ (2,181)
                                                      ========         =========         ========

The domestic investment tax credit carryforwards, if not used, will expire in the years 2002 through 2007. Foreign tax credit carryforwards are recognized based on their potential utilization and, if not used, will expire in the years 1999 through 2003. The Corporation has significant foreign tax credit carryforwards for which deferred tax assets have not been recorded since their utilization is deemed remote. As reflected above, the Corporation has recorded various deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the various credits. Management believes that it is more likely than not that all of the deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. The 1998 increase in the valuation allowance of $61,250 was caused by the losses of the Robbins Facility and their impact on the realizability of tax benefits in the future.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before income taxes, as a result of the following:

                                                            1998             1997              1996
                                                            ----             ----              ----
   Tax provision at U.S. statutory rate.....                35.0%             35.0%            35.0%
   State income taxes, net of Federal income
      tax benefit...........................                 3.1               9.9              2.0
   Increase in valuation allowance..........               128.2               -                  -
   Difference in estimated income taxes on
      foreign income and losses, net of previously
      provided amounts......................                (1.1)             28.1                -
   Other  ..................................                 0.7              (1.8)            (1.8)
                                                           ------             -----            -----
                                                           165.9%             71.2%            35.2%
                                                           ======             =====            =====

12. LEASES

       The Corporation entered into a sale/leaseback of the 600-ton-per-day waste-to-energy plant in Charleston, South Carolina, in 1989. The terms of the agreement are to lease back the plant under a long-term operating lease for 25 years. The minimum lease payments under the long-term noncancelable operating lease are as follows: 1999 - $6,500; 2000 -$8,000; 2001 - $8,000; 2002 - $8,300;
2003 - $8,000; and an aggregate of $87,300 thereafter.

       Lease expense recognized for 1998,1997 and 1996 was $7,500, $9,300 and $9,300, respectively. Recourse under this agreement is primarily limited to the assets of the special-purpose entity.

       In 1994, the Corporation entered into a lease agreement for a 1,600-ton-per-day recycling and waste-to-energy plant located in Robbins, Illinois, which went into commercial operation in January 1997. The terms of the agreement are to lease the facility under a long-term operating lease for 32 years. Due to the troubled status and limited liability project structure, annual lease expense will be the aggregate of 1) the annual amortization of prepaid lease cost over the term of the lease, 2) amounts due in accordance with the terms of the lease agreement to the extent of cash flows generated from operations (before lease expense) and 3) the amounts funded under the Corporate guarantees up to the total of $79,600 of Corporate guarantees. These guarantees are estimated to be paid out as follows: $2,500 in 1999, $24,500 for 2000, and $20,800 in 2001 and the balance in 2002 or thereafter. Such estimates depend upon the actual results of the project. The lease expense for the years 1997 and 1998 was $23,400 and $16,100, respectively. It is highly unlikely the Robbins Facility will generate sufficient revenues to repay the Robbins Facility debt, which is funded by the lease payments to the Village of Robbins. It is also unlikely that the earnings will justify the recovery of prepaid lease amount of $47,800.

       The Corporation and certain of its subsidiaries are obligated under other operating lease agreements primarily for office space. Rental expense for these leases amounted to $26,300 in 1998, $26,500 in 1997 and $28,800 in 1996. Future
minimum rental commitments on noncancelable leases are as follows: 1999 - $25,000; 2000 - $22,100; 2001 - $21,200; 2002 - $18,600; 2003-$10,100; and an
aggregate of $10,200 thereafter.

13. QUARTERLY FINANCIAL DATA (Unaudited)

                                                                                     Three Months Ended
                                                                ------------------------------------------------------------
     1998                                                       March 27          June 26          Sept. 25          Dec. 25
     ----                                                       --------          -------          --------          -------
      Operating revenues ................................      $ 1,027,961      $ 1,033,825      $ 1,081,149       $ 1,393,830
      Gross earnings from operations ....................           86,127           84,151           87,058           113,172
      Net earnings/(loss) ...............................           13,285           12,845          (74,251)(a)        16,615

      Earnings/(loss) per share:
          Basic .........................................              .33              .32            (1.82)              .41
          Diluted .......................................              .33              .32            (1.82)              .41
      Shares outstanding:
          Basic:
            Weighted average number of shares outstanding           40,735           40,737           40,727            40,717
          Diluted:
            Effect of stock options .....................                7                7               --                 0
                                                               -----------      -----------      -----------       -----------
          Total diluted .................................           40,742           40,744           40,727            40,717
                                                               ===========      ===========      ===========       ===========


     1997                                                      March 28       June 27            Sept. 26             Dec. 26
     ----                                                      --------       -------            --------             -------
      Operating revenues ................................      $965,114      $1,030,634         $1,029,994          $1,034,223
      Gross earnings from operations ....................       110,599          71,280             10,829              75,259
      Net earnings/(loss) ...............................        20,221          22,586(b)         (34,976)(c)          (2,207)(d)

      Earnings/(loss) per share:
          Basic .........................................           .50             .56               (.86)               (.05)
          Diluted .......................................           .50             .55               (.86)               (.05)
      Shares outstanding:
          Basic:
            Weighted average number of shares outstanding        40,642          40,643             40,688              40,734
          Diluted:
            Effect of stock options .....................           140             133                 --                  --
                                                               --------      ----------         ----------          ----------
          Total diluted .................................        40,782          40,776             40,688              40,734
                                                               ========      ==========         ==========          ==========


         (a) Includes $47,000 ($30,600 after tax) for asset impairments of the Robbins Facility and a provision of $61,300 for an increase in the income tax valuation allowance.

         (b) Includes a gain of $56,400 related to the sale of Glitsch International, Inc. and a charge of $38,500, resulting in a net gain after tax of $11,600 ($.29 per share). See Notes 2 and 19.

         (c) Includes $54,000 for contract write-downs, a net loss of $36,800 $(.91) per share. See Note 19.

         (d) Includes a charge of $14,800 for the realignment of the Engineering & Construction Group in Europe, a net loss of $12,200 $(.30) per share. See Note 19.

         * The effect of the stock options was not included in the calculation of diluted earnings per share as these options were antidilutive due to the quarterly loss.

14.  LITIGATION AND UNCERTAINTIES

      In the ordinary course of business, the Corporation and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Corporation by customers alleging deficiencies in either equipment or plant construction. Based on its knowledge of the facts and circumstances relating to the Corporation's liabilities, if any, and to its insurance coverage, management of the Corporation believes that the disposition of suits will not result in charges against assets or earnings materially in excess of amounts previously provided in the accounts.

      The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970s and prior. As of December 25, 1998, there were approximately 62,400 (1997-65,000) claims pending. Approximately 24,000 new claims were filed in 1998. The Corporation has agreements with insurance carriers covering significantly more than a majority of the potential costs relating to these exposures. During the three-year period ended December 25, 1998, the Corporation tried, settled or summarily disposed of approximately 104,400 (1998-26,500) asbestos-related claims. Approximately $95,300, substantially all of which was reimbursed or will be reimbursed, were spent on asbestos litigation defense and case resolution during the three-year period (1996-$27,000; 1997-$28,700; 1998-$39,600). The Corporation has recorded an asset relating to probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation (see
Note 19).

      In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden County Waste-to-Energy Project (the "Project") with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues are not expected to be sufficient to service the debt on outstanding bonds which were issued to construct the plant and to acquire a landfill for Camden County's use. These outstanding bonds are public debt, not debt of the Corporation. The Corporation has filed suit against the involved parties, including the State of New Jersey, seeking among other things to void the applicable contracts and agreements governing the Project. Pending outcome of the litigation and the results of legislative initiatives in New Jersey to solve the crisis, management believes that the plant will continue to operate at full capacity while receiving market rates for waste disposal. At this time, management cannot determine the ultimate outcome and its effect on the Project.

      In 1996, the Corporation completed the construction of a recycling and waste-to-energy project for the Village of Robbins, Illinois. A subsidiary of the Corporation, Robbins Resource Recovery Limited Partnership (the "Partnership"), will operate this facility under a long-term operating lease. By virtue of the facility qualifying under the Illinois Retail Rate Law as a qualified solid waste-to-energy facility, it was to receive electricity revenues projected to be substantially higher than the utility's "avoided cost." Under the Retail Rate Law, the utility was entitled to a tax credit against a state tax on utility gross receipts and invested capital. The State was to be reimbursed by the facility for the tax credit beginning after the 20th year following the initial sale of electricity to the utility. The State repealed the Retail Rate Law insofar as it applied to this facility. The Partnership is contesting the Illinois legislature's partial repeal of the Retail Rate Law in Court. In the event this litigation is not successful and no other means are available to generate revenue from the sale of electric power above that provided by selling electricity at the "avoided cost," there will be a significant adverse financial impact on the operating results of the project (see Note 12).

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

15.  STOCK OPTION PLANS

       The Corporation has two fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Corporation's two stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Corporation's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             1998               1997             1996
                                                             ----               ----             ----
         Net (loss)/earnings - as reported                 $(31,506)          $  5,624          $ 82,240
                                                           =========          ========          ========
         Net (loss)/earnings - pro forma                   $(33,656)          $  2,994          $ 79,725
                                                           =========          ========          ========
         (Loss)/earnings per share - as reported
                Basic                                      $   (.77)          $    .14          $   2.03
                Diluted                                           *           $    .14          $   2.02
         (Loss)/earnings per share - pro forma
                Basic                                      $   (.83)          $    .07          $   1.96
                Diluted                                           *           $    .07          $   1.96

         * Stock options not included in diluted earnings per share due to loss in 1998.


       The assumption regarding the stock options issued to executives in 1998 and 1997 was that 100% of such options vested in each year, rather than one-third as required by the Plan, since one-third of the previous two years would have vested in 1998, 1997 and 1996.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                            1998             1997               1996
                                                            ----             ----               ----
Dividend yield                                              3.04%            2.22%              1.83%
Expected volatility                                        33.10%           27.52%             27.56%
Risk-free interest rate                                     5.64%            6.25%              5.63%
Expected life (years)                                        5.0              5.0                7.5

       Under the 1995 Stock Option Plan approved by the stockholders in April 1995, the total number of shares of common stock that may be granted is 1,500,000. In April 1990, the stockholders approved a Stock Option Plan for Directors of the Corporation. On April 29, 1997, the stockholders approved an amendment of the Directors' Stock Option Plan, which authorizes the granting of options on 400,000 shares of common stock to directors who are not employees of the Corporation, who will automatically receive an option to acquire 3,000 shares each year.

       These plans provide that shares granted come from the Corporation's authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after ten years from the date granted. Under the Executive Compensation Plan, the long-term incentive segment provides for stock options to be issued. Participants may exercise approximately one-third of the stock option shares after the end of each year of the cycle.

     Information regarding these option plans for 1998, 1997 and 1996 is as follows:

                                                              1998                       1997                       1996
                                                                   Weighted-                 Weighted-                  Weighted-
                                                                    Average                   Average                    Average
                                                                   Exercise                  Exercise                   Exercise
                                                      Shares         Price       Shares        Price         Shares       Price
                                                      ------         -----       ------        -----         ------       -----
Options outstanding, beginning of year...........    1,408,303      $34.32      1,123,230      $33.00        991,345      $29.78
Options exercised................................       (2,000)     $25.41        (94,427)      29.23       (128,199)      27.65
Options granted..................................      414,000      $27.62        379,500       36.96        260,084       42.63
Options cancelled or expired.....................       (3,501)     $37.92
                                                     ---------                  ---------                  ---------
Options outstanding, end of year.................    1,816,802      $32.79      1,408,303      $34.32      1,123,230      $33.00
                                                     =========                  =========                  =========

Option price range at end of year................     $14.50 to                  $14.50 to                   $14.50 to
                                                      $45.6875                   $45.6875                    $45.6875

Option price range for exercised shares..........     $22.1250 to                $21.3125 to                 $14.50 to
                                                      $28.6875                   $42.1875                    $32.9375

Options available for grant at end of year.......      741,416                  1,153,416                  1,282,916
                                                     =========                  =========                  =========

Weighted-average fair value of options,
granted during the year..........................     $ 7.97                     $10.67                      $14.90

Options exercisable at end of year...............    1,198,941                    827,358                    685,590

Weighted-average of exercisable options at
end of year......................................     $23.64                     $32.05                      $29.72

The following table summarizes information about fixed-price stock options outstanding at December 25, 1998:

                                               Options Outstanding                              Options Exercisable
                                                      Weighted-
                                      Number             Average               Weighted-          Number            Weighted-
             Range of               Outstanding         Remaining              Average          Exercisable          Average
          Exercise Prices           at 12/25/98      Contractual Life       Exercise Price      at 12/25/98       Exercise Price
          ---------------           -----------      ----------------       --------------      -----------       --------------
       $14.50                           2,690             1 years               $14.50              2,690             $14.50
        21.3125 to  22.125             23,727             2 years                21.52             23,727              21.52
        22.0625 to  28.6875            39,500             3 years                23.24             39,500              23.24
        26.9375 to  27.4375            76,833             4 years                27.33             76,833              27.33
        27.4375 to  28.75              89,667             5 years                28.49             89,667              28.49
        32.9375 to  40.0625           160,834             6 years                36.04            160,834              36.04
        29.75   to  35.25             374,467             7 years                30.19            374,467              30.19
        42.1875 to  45.6875           255,584             8 years                42.63            184,056              42.80
        36.9375 to  37.25             379,500             9 years                36.96            247,167              36.98
        27.50   to  27.625            414,000            10 years                27.62               -                   -
                                    ---------                                                   ---------
        14.50   to  45.6875         1,816,802                                                   1,198,941
                                    =========                                                   =========

16.  PREFERRED SHARE PURCHASE RIGHTS

On September 22, 1987, the Corporation's Board of Directors (the "Board") declared a dividend distribution of one Preferred Share Purchase Right on each share of the Corporation's common stock outstanding as of October 2, 1987 and adopted the Rights Agreement, dated as of September 22, 1987 (the "Rights Agreement"). On September 30, 1997, the Board amended and restated the Rights Agreement. Each Right allows the shareholder to purchase a one one-hundredth of a share of a new series of preferred stock of the Corporation at an exercise price of $175. Rights are exercisable only if a person or group acquires 20% or more of the Corporation's common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 20% or more of the Corporation's common stock. The Rights, which do not have the right to vote or receive dividends, expire on October 2, 2007, and may be redeemed, prior to becoming exercisable, by the Board at $.02 per Right or by shareholder action with an acquisition proposal.

If any person or group acquires 20% or more of the Corporation's outstanding common stock, the "flip-in" provision of the Rights will be triggered and the Rights will entitle a holder (other than such person or any member of such group) to acquire a number of additional shares of the Corporation's common stock having a market value of twice the exercise price of each Right.

In the event the Corporation is involved in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring Corporation's common stock having a market value at that time of twice the Right's exercise price.

17.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values:

CASH AND SHORT-TERM INVESTMENTS - All investments are considered available for sale and the carrying amount approximates fair value because of the short-term maturity of these instruments.

LONG-TERM INVESTMENTS - The fair values of some investments are estimated based on quoted market prices for those or similar investments.

LONG-TERM DEBT - The fair value of the Corporation's long-term debt (including current installments) is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Corporation for debt of the same remaining maturities.

FOREIGN CURRENCY CONTRACTS AND INTEREST RATE SWAPS - The fair values of these financial instruments (used for hedging purposes) are estimated by obtaining quotes from brokers. The Corporation is exposed to market risks from changes in interest rates and fluctuations in foreign exchange rates. Financial instruments are utilized by the Corporation to reduce these risks. The Corporation does not hold or issue financial instruments for trading purposes. The Corporation is exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated A (S&P) or better (see Notes 1, 8 and 9).

TREASURY LOCK - At year-end, the Corporation had entered into a treasury lock in order to fix the interest rate at a level of 5.91% plus market spread on an anticipated issue of Trust Preferred Securities for a nominal value of $150,000 for 30 years. Trust Preferred Securities totaling $175,000 were subsequently issued on January 13, 1999. The difference will be recognized as an adjustment to interest expense over the term of the Trust Preferred Securities.

CARRYING AMOUNTS AND FAIR VALUES - The estimated fair values of the Corporation's financial instruments are as follows:

                                                               1998                              1997
                                                      Carrying        Fair             Carrying        Fair
                                                       Amount         Value             Amount         Value
                                                       ------         -----             ------         -----
Nonderivatives:
Cash and short-term investments.............          $241,291       $241,291          $259,305       $259,305
Long-term debt..............................        (1,017,476)    (1,010,590)         (889,196)      (888,321)

Derivatives:
Foreign currency contracts..................            (1,036)        (1,036)           31,210         31,210
Interest rate swaps.........................             -             (5,424)              -             (605)
Treasury lock...............................             -            (15,268)              -              -

In the ordinary course of business, the Corporation is contingently liable for performance under letters of credit totaling approximately $349,000 and $252,000 at December 25, 1998 and December 26, 1997, respectively. In the Corporation's past experience, no material claims have been made against these financial instruments. Management of the Corporation does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero. As of December 25, 1998, the Corporation had $378,000 of forward exchange contracts outstanding. These forward exchange contracts mature between 1999 and 2003. Approximately 28% of these contracts require a domestic subsidiary to sell Japanese yen and receive U.S. dollars. The remaining contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Corporation to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Corporation places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Corporation's customer base and their dispersion across different business and geographic areas. As of December 25, 1998 and December 26, 1997, the Corporation had no significant concentrations of credit risk. The Corporation had issued third-party off-balance-sheet financial guarantees totaling approximately $24,750 and $77,000 at year-end 1998 and 1997, respectively.

18.  BUSINESS SEGMENTS - DATA

The Corporation adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in 1998 which changes the way the Corporation reports information about its operating segments. The information for 1997 and 1996 has been restated to conform to the 1998 presentation.

The business of the Corporation and its subsidiaries falls within three business groups. THE ENGINEERING AND CONSTRUCTION GROUP designs, engineers and constructs petroleum, chemical, petrochemical and alternative-fuels facilities and related infrastructure, including power- generation and distribution facilities, production terminals, pollution control equipment and water treatment facilities and process plants for the production of fine chemicals, pharmaceuticals, dyestuffs, fragrances, flavors, food additives and vitamins. Also, the E&C Group provides a broad range of environmental remediation services, together with related technical, design and regulatory services. THE ENERGY EQUIPMENT GROUP designs, manufactures and erects steam- generating and auxiliary equipment for power stations and industrial markets worldwide. Steam-generating equipment includes a full range of fluidized-bed and conventional boilers firing coal, oil, gas, biomass and other municipal solid waste, waste wood and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOX burners. Site services related to these products encompass plant erection, maintenance engineering, plant upgrading and life extension, and plant repowering. In addition, this Group provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. At the end of June 1997, the Energy Equipment Group sold Glitsch International, Inc. which provided proprietary solutions and systems for many separation applications and manufactured highly engineered chemical-separations equipment for the petroleum refining, petrochemical, chemical and gas processing industries. THE POWER SYSTEMS GROUP utilizes Foster Wheeler's strengths in design, engineering, manufacturing and construction to build, own or lease, and operate cogeneration, independent power production and resource recovery facilities as well as facilities for the process and petrochemical industries.

The Corporation conducts its business on a global basis. The E&C Group accounted for the largest portion of the Corporation's operating revenues and operating income over the last ten years. In 1998, the Group accounted for approximately 73% of the operating revenues. The geographic dispersion of these operating revenues was as follows: 30% North America, 17% Asia, 22% Europe, 23% Middle East and 8% other. The Energy Equipment Group accounted for 23% of the operating revenues of the Corporation. The geographic dispersion of these operating revenues was as follows: 14% North America, 53% Asia, 25% Europe and 8% other. The Power Systems Group accounted for 4% of the Corporation's 1998 operating revenues.

Earnings of segments represent revenues less expenses attributable to that group or geographic area where the operating units are located. Revenues between business segments are immaterial and are eliminated in Corporate and Financial Services.

Export revenues accounts for 15.4% of operating revenues. No single customer represents 10% or more of operating revenues for 1997 and 1996. In 1998, one customer (Oman LNG) accounted for approximately $500,000.

Identifiable assets by group are those assets that are directly related to and support the operations of each group. Corporate assets are principally cash, investments and real estate.

Summary financial information concerning the Corporation's reportable segments is shown in the following table:
(In Millions of Dollars)

                                                                                                               Corporate
                                                                 Engineering                                   and
                                                                 and              Energy         Power         Financial
                                                       Total     Construction     Equipment      Systems       Services (1)
                                                       -----     ------------     ---------      -------       ------------
1998

Revenues........................................       4,597.0      3,459.5      1,111.2          184.3          (158.0)
Interest income.................................          19.5         21.0          4.0            5.2           (10.7)
Interest expense (2)............................          62.5          7.9          9.3           25.6            19.7
Earnings/(loss) before income taxes.............          47.8         97.4         50.1          (50.6)          (49.1)
Income taxes/(benefits).........................          79.3         34.1         18.9          (16.5)           42.8
Net (loss)/earnings.............................         (31.5)        63.3         31.2          (34.1)(3)       (91.9)(4)
Identifiable assets.............................       3,495.0      1,543.1        954.5          956.0            41.4
Capital expenditures............................         166.5        112.3         16.1           37.3             0.8
Depreciation and amortization...................          61.6         25.6         18.2           15.3             2.5

1997

Revenues........................................       4,172.0      2,928.6      1,197.2          208.5          (162.3)
Interest income.................................          21.7         18.7          6.1            5.2            (8.3)
Interest expense (2)............................          54.7          5.7         12.6           23.2            13.2
Earnings/(loss) before income taxes.............          19.5         51.5(5)      49.0(5)       (26.7)(6)       (54.3)(5)
Income taxes/(benefits).........................          13.9         24.3         17.0           (7.9)          (19.5)
Net earnings/(loss).............................           5.6         27.2         32.0          (18.8)          (34.8)
Identifiable assets.............................       3,357.7      1,241.3        896.9          879.3           340.2
Capital expenditures............................         189.8         42.1         14.6          131.2             1.9
Depreciation and amortization...................          62.0         24.5         21.4           13.4             2.7


1996

Revenues........................................       4,040.6      2,588.9      1,381.9          158.9           (89.1)
Interest income.................................          21.7         18.5          9.9            4.5           (11.2)
Interest expense (2)............................          54.9          3.1         15.5           23.3            13.0
Earnings before provision for special
    charges and income taxes....................         150.9         92.0         79.2           27.3           (47.6)
Earnings/(loss) before income taxes.............         126.9         92.0         79.2           27.3           (71.6)(7)
Income taxes/(benefits).........................          44.7         33.4         25.6           11.3           (25.6)
Net earnings/(loss).............................          82.2         58.6         53.6           16.0           (46.0)
Identifiable assets.............................       3,510.3      1,165.0      1,130.2          730.3           484.8
Capital expenditures............................         158.5         36.7         18.1           96.8             6.9
Depreciation and amortization...................          63.6         21.1         25.8           13.0             3.7


(1) Includes general corporate income and expense, the Corporation's captive insurance operation and eliminations

(2) Includes intercompany interest charged by Corporate to the business groups on outstanding borrowings.

(3) Includes in 1998 a pretax loss for the Robbins facility of $72.8 ($47.3 after tax).

(4) Includes in 1998 a tax valuation allowance of $61.3.

(5) Includes in 1997 a net charge of $50.9 ($37.4 after tax) consisting of the following pretax items: Second quarter amounts: Gain on sale of Glitsch International, Inc.'s operations-$56.4 (Energy Equipment Group); provision for reorganization costs-$32.0 (Energy Equipment Group); and write-downs of long-lived assets-$6.5 (Corporate and Financial Services). Third quarter amounts: Contract write-downs-$24.0 (Engineering & Construction Group) and $30.0 (Energy Equipment Group). Fourth quarter amount: European realignment cost-$14.8 (Engineering & Construction Group).

(6) Includes in 1997 a pretax loss for the Robbins Facility of $38.9 ($25.3 after tax).

(7) Includes in 1996 a provision of $24.0 for asbestos claims ($15.6 after tax).

                                                    1998                  1997                1996
                                                    ----                  ----                ----
                                                                 (In Millions of Dollars)
Equity earnings/(loss) in unconsolidated
 subsidiaries were as follows:

Engineering and Construction ...........            $  3,521             $  7,050             $    353
Energy Equipment .......................                (302)                 482                  157
Power Systems ..........................               5,351                2,652                1,857
Corporate and Financial Services .......                (700)                (700)                (893)
                                                    --------             --------             --------

Total ..................................            $  7,870             $  9,484             $  1,474
                                                    ========             ========             ========



Geographic

Revenues:

United States ..........................            $1,877.9             $1,755.7             $1,747.6
Europe .................................             2,806.2              2,478.2              2,306.3
Canada .................................                70.9                100.4                 75.8
Corporate and Financial Services,
    including eliminations .............              (158.0)              (162.3)               (89.1)
                                                    --------             --------             --------

Total ..................................            $4,597.0             $4,172.0             $4,040.6
                                                    ========             ========             ========


Long-lived assets

United States ..........................            $  704.3             $  753.5             $  802.7
Europe .................................               532.2                411.6                245.9
Canada .................................                 0.7                  2.1                  7.2
Corporate and Financial Services .......                77.0                 83.1                 74.2
                                                    --------             --------             --------

Total ..................................            $1,314.2             $1,250.3             $1,130.0
                                                    ========             ========             ========


Revenues and long-lived assets are based on the country in which the contracting subsidiary is located.

19.  OTHER EVENTS

In 1997, the Corporation recognized in the cost of operating revenues the following:

(1) in the second quarter, $32,000 against the Energy Equipment Group representing the last phase of the Group's reorganization started in 1995 following the Pyropower acquisition. These actions will result in a further reduction in operating costs with a more efficient project execution capability. This plan includes $14,500 for the discontinuance of certain product lines including incremental costs on certain completed contracts. Approximately $9,200 of the charge relates to the consolidation of the San Diego operations with the Group's activities in New Jersey. The $9,200 includes approximately $5,200 for personnel costs including severance and related benefits. The balance ($4,000) represents write-downs of San Diego assets (primarily land and buildings) in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". These San Diego long-lived assets are considered to be for sale and have been accounted for at their current market value less estimated cost to sell. The remaining balance of approximately $8,300 is primarily related to the write-down of a Canadian cogeneration plant in accordance with SFAS No.121. As a result of the reorganization, this cogeneration plant is considered to be for sale. The basis of this plant has been adjusted to its estimated fair market value less cost to sell.

(2) in the third quarter $54,000 related to: (a) The Engineering and Construction Group recorded provisions amounting to $24,000 on several projects for which it is seeking recovery of a portion from clients. The ultimate outcome of these claims as to both timing and amount is uncertain; (b) The Energy Equipment Group recorded approximately $30,000 in provisions for increased cost on three projects, which were initially bid and executed out of the San Diego office. As previously announced in July 1997, this operation has been closed and the execution of contracts transferred to the New Jersey headquarters.

(3) in the fourth quarter of 1997, the Corporation recorded a previously announced $14,800 provision for the realignment of the Engineering and Construction Group's European operations. The new structure will bring the Italian, French, and Spanish operations under common management, headquartered in Milan, Italy. This provision includes a charge of $6,200 for severance costs, $6,600 for office lease expense, due to the consolidation of the Reading, United Kingdom operations into one facility and $500 for other organizational costs. A $1,500 provision for the write-down of certain under-performing assets was included in other deductions.

     In the fourth quarter of 1996, the Corporation recorded a special pretax charge of $24,000 with respect to estimated probable payments for asbestos litigation that may not be covered by insurance due to insurers that have become, or may in the future become insolvent. The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from the exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries prior to and during the 1970s for which the insolvent insurers provided coverage. In conjunction with outside experts, the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that after recognition of the special charge, insurers will continue to adequately fund the balance of the claims and defense costs relating to current and future asbestos litigation. The Corporation anticipates funding the major portion of this charge over the next five to ten years.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to pages 1-4 of Foster Wheeler's Proxy Statement, dated March 18, 1999, for the Annual Meeting of Stockholders to be held April 26, 1999. Certain information regarding executive officers is included in PART I hereof in accordance with General Instruction G(3) of Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to pages 6-13 of Foster Wheeler's Proxy Statement, dated March 18, 1999, for the Annual Meeting of Stockholders to be held April 26, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to pages 2-4 of Foster Wheeler's Proxy Statement, dated March 18, 1999, for the Annual Meeting of Stockholders to be held April 26, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Documents filed as part of this report:

       1          Financial Statements - see Item 8

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

       10.3       Revolving Credit Agreement among the Corporation and the
                  Lenders Signatory thereto, dated February 12, 1999 (filed as
                  Exhibit 10.3 to Foster Wheeler Corporation's Annual Report on
                  Form 10-K for the year ending December 25, 1998 and incorporated herein by reference).

       10.4        Short-term Revolving Credit Agreement among the Corporation and the Lenders Signatory thereto, dated February 12, 1999
                  (filed as Exhibit 10.4 to Foster Wheeler Corporation's Annual
                  Report on Form 10-K for the year ending December 25, 1998 and incorporated herein by reference).

       10.5        Form of Change in Control Agreement entered into by the
                  Corporation and the following executive officers: N. W.
                  Atwater, H. E. Bartoli, J. Blythe, C. Ferrari, L. Fries
                  Gardner , R. D. Iseman, T. R. O'Brien, D. J. Roberts, J. E.
                  Schessler, R. J. Swift and G. S. White (incorporated by reference June 26, 1998 Form 10-Q).

       12         Statement of Computation of Consolidated Ratio of Earnings to
                  Fixed Charges and Preferred Shares Dividend Requirements
                  (Exhibit 12)

       21         Subsidiaries of the registrant (Exhibit 21)

       23         Consent of independent accountants (page 50)

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

                       CONSENT OF INDEPENDENT ACCOUNTANTS


         We consent to the incorporation by reference in the registration statements of Foster Wheeler Corporation on (1) Form S-3 (File No. 33-61809, 333-52369, 333-52369-01 and 333-52369-02) and (2) Form S-8 (File Nos. 33-34694,
33-40878, 33-59739 and 333-25945) of our report dated January 26, 1999, except for Note 8 for which the date is February 12, 1999, on our audits of the consolidated financial statements of Foster Wheeler Corporation and Subsidiaries as of December 25, 1998 and December 26, 1997, and for each of the three years in the period ended December 25, 1998, which report is included in this Annual Report on Form 10-K.







PricewaterhouseCoopers LLP


New York, New York
March 18, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FOSTER WHEELER CORPORATION
                                                      (Registrant)

Dated    March 18, 1999                    By   /s/ Lisa Fries Gardner
      ---------------------                     ------------------------------
                                               Lisa Fries Gardner
                                               Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of March 18, 1999, by the following persons on behalf of the registrant, in the capacities indicated.

         Signature                                                       Title
         ---------                                                       -----
/s/ Richard J. Swift                                       Director, Chairman, President and
----------------------------------                         Chief Executive Officer
Richard J. Swift
(Principal Executive Officer)

/s/ David J. Roberts                                       Director, Vice Chairman and
----------------------------------                         Chief Financial Officer
David J. Roberts
(Principal Financial Officer)

/s/ George S. White                                        Vice President and Controller
----------------------------------
George S. White
(Principal Accounting Officer)

/s/ Eugene D. Atkinson                                     Director
----------------------------------
Eugene D. Atkinson

/s/ Louis E. Azzato                                        Director
----------------------------------
Louis E. Azzato

/s/ David J. Farris                                        Director
----------------------------------
David J. Farris

/s/ E. James Ferland                                       Director
----------------------------------
E. James Ferland

/s/ Martha Clark Goss                                      Director
----------------------------------
Martha Clark Goss

/s/ Constance J. Horner                                    Director
----------------------------------
Constance J. Horner

/s/ Joseph J. Melone                                       Director
----------------------------------
Joseph J. Melone

/s/ John E. Stuart                                         Director
----------------------------------
John E. Stuart