Form 10-Q
period 1999-03-26
FOSTER WHEELER CORP
filed 1999-05-10
CIK 38321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 26, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,725,887 shares of the Corporation's common stock ($1.00 par value) were outstanding as of March 26, 1999.

                           FOSTER WHEELER CORPORATION


                                      INDEX

Part I            Financial Information:

         Item 1 - Financial Statements:

                  Condensed Consolidated Balance Sheet at March 26, 1999 and December 25, 1998

                  Condensed Consolidated Statement of Earnings and Comprehensive Income Three Months Ended
                  March 26, 1999 and March 27, 1998

                  Condensed Consolidated Statement of Cash Flows
                  Three Months Ended March 26, 1999 and March 27, 1998

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

         Item 6 - Exhibits and Reports on Form 8-K

Signatures

PART I    FINANCIAL INFORMATION
ITEM 1 -  FINANCIAL STATEMENTS

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)

                                                          March 26, 1999    December 25,
ASSETS                                                      (Unaudited)        1998*
                                                            -----------     -----------
CURRENT ASSETS:
Cash and cash equivalents ..............................    $   166,504     $   180,068
Short-term investments .................................         46,389          61,223
Accounts and notes receivable ..........................        908,967         857,005
Contracts in process and inventories ...................        431,698         478,481
Prepaid, deferred and refundable income taxes ..........         61,496          66,068
Prepaid expenses .......................................         31,535          29,997
                                                            -----------     -----------
         Total current assets ..........................      1,646,589       1,672,842
                                                            -----------     -----------
Land, buildings and equipment ..........................      1,026,724       1,015,795
Less accumulated depreciation ..........................        343,954         339,009
                                                            -----------     -----------
     Net book value ....................................        682,770         676,786
                                                            -----------     -----------
Notes and accounts receivable - long-term ..............        101,615         103,612
Investments and advances ...............................        100,421          95,827
Intangible assets, net .................................        280,849         285,245
Prepaid pension cost and benefits ......................        198,433         196,812
Other, including insurance recoveries ..................        289,150         286,886
Deferred income taxes ..................................          6,932           4,291
                                                            -----------     -----------
         TOTAL ASSETS ..................................    $ 3,306,759     $ 3,322,301
                                                            ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current installments on long-term debt .................    $    19,931     $    19,751
Bank loans .............................................         98,939         107,051
Accounts payable and accrued expenses ..................        673,323         718,337
Estimated costs to complete long-term contracts ........        576,739         563,271
Advance payments by customers ..........................         55,416          56,630
Income taxes ...........................................         24,072          26,626
                                                            -----------     -----------
         Total current liabilities .....................      1,448,420       1,491,666
Corporate and other debt less current installments .....        403,647         540,827
Special-purpose project debt less current installments .        293,417         294,898
Deferred income taxes ..................................         80,221          85,484
Postretirement and other employee benefits
     other than pensions ...............................        166,030         168,799
Other long-term liabilities and minority interest ......        175,739         168,509
Mandatorily Redeemable Preferred Securities of
     Subsidiary Trust Holding Solely Junior Subordinated
     Deferrable Interest Debentures ....................        175,000              --
                                                            -----------     -----------
         TOTAL LIABILITIES .............................      2,742,474       2,750,183
                                                            -----------     -----------

STOCKHOLDERS' EQUITY:
Common stock ...........................................         40,748          40,748
Paid-in capital ........................................        201,057         201,158
Retained earnings ......................................        384,002         377,147
Accumulated other comprehensive loss ...................        (61,212)        (46,349)
                                                            -----------     -----------
                                                                564,595         572,704
Less cost of treasury stock ............................            310             586
                                                            -----------     -----------
         TOTAL STOCKHOLDERS' EQUITY ....................        564,285         572,118
                                                            -----------     -----------
         TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY .....................    $ 3,306,759     $ 3,322,301
                                                            ===========     ===========

See notes to financial statements.

* Reclassified to conform to 1999 presentation, see Note 1.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
               (In Thousands of Dollars, Except per Share Amounts)
                                   (Unaudited)

                                                       Three Months Ended

                                                 March 26, 1999   March 27, 1998
                                                  ------------     ------------
Revenues:
  Operating revenues .........................    $    998,770     $  1,027,961
  Other income ...............................          19,208            9,793
                                                  ------------     ------------
  Total revenues .............................       1,017,978        1,037,754
                                                  ------------     ------------
Cost and expenses:
  Cost of operating revenues .................         913,229          941,834
  Selling, general and administrative expenses          55,212           56,414
  Other deductions/minority interest .........          24,722           18,282
  Dividend on preferred securities of
     subsidiary trust ........................           3,281               --
                                                  ------------     ------------
  Total costs and expenses ...................         996,444        1,016,530
                                                  ------------     ------------
Earnings before income taxes .................          21,534           21,224
Provision for income taxes ...................           6,131            7,939
                                                  ------------     ------------
Net earnings .................................          15,403           13,285
Other comprehensive loss:
  Foreign currency translation adjustment ....         (14,863)          (7,793)
                                                  ------------     ------------
Comprehensive income .........................    $        540     $      5,492
                                                  ============     ============
Earnings per share:
  Basic ......................................    $        .38     $        .33
                                                  ============     ============
  Diluted ....................................    $        .38     $        .33
                                                  ============     ============
Shares outstanding:
  Basic:
  Weighted average number of
    shares outstanding .......................      40,729,835       40,734,864
  Diluted:
  Effect of stock options ....................              50            7,238
                                                  ------------     ------------
       Total diluted .........................      40,729,885       40,742,102
                                                  ============     ============
Cash dividends paid per
  common share ...............................    $        .21     $        .21
                                                  ============     ============

See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                   Three Months Ended
                                                              March 26, 1999  March 27, 1998
                                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ...............................................    $  15,403       $  13,285
Adjustments to reconcile net earnings
     to cash flows from operating activities:
Depreciation and amortization ..............................       18,234          14,709
Noncurrent deferred tax ....................................       (6,916)          2,844
Equity earnings, net of dividends ..........................       (4,594)         (1,172)
Other ......................................................       (5,329)         (1,848)
Changes in assets and liabilities:
Receivables ................................................      (85,586)         11,204
Contracts in process and inventories .......................       37,951          11,026
Accounts payable and accrued expenses ......................      (13,803)        (16,339)
Estimated costs to complete long-term contracts ............       28,637         (34,352)
Advance payments by customers ..............................          392             137
Income taxes ...............................................          473           2,173
Other assets and liabilities ...............................      (13,798)         (6,188)
                                                                ---------       ---------
NET CASH USED BY OPERATING ACTIVITIES ......................      (28,936)         (4,521)
                                                                ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures .......................................      (32,735)        (13,190)
Proceeds from sale of properties ...........................          396           1,021
Decrease/(increase) in investments and advances ............       12,131          (2,124)
Decrease in short-term investments .........................       10,505           6,774
Partnership distributions ..................................       (4,385)         (4,256)
                                                                ---------       ---------
NET CASH USED BY INVESTING ACTIVITIES ......................      (14,088)        (11,775)
                                                                ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to stockholders ..................................       (8,548)         (8,562)
Repurchase of common stock .................................         (860)             --
Mandatorily Redeemable Preferred Securities of
     Subsidiary Trust Holdings Solely Junior Subordinated
     Deferrable Interest Debentures ........................      169,178              --
(Decrease)/increase in short-term debt .....................       (2,707)          9,493
Proceeds from long-term debt ...............................       22,444             153
Repayment of long-term debt ................................     (145,893)        (19,985)
                                                                ---------       ---------
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES ...........       33,614         (18,901)
                                                                ---------       ---------

Effect of exchange rate changes on cash and cash equivalents       (4,154)          9,256
                                                                ---------       ---------

DECREASE IN CASH AND CASH EQUIVALENTS ......................      (13,564)        (25,941)
Cash and cash equivalents at beginning of year .............      180,068         167,417
                                                                ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................    $ 166,504       $ 141,476
                                                                =========       =========

Cash paid during period:
Interest (net of amount capitalized) .......................    $   4,505       $   2,376
Income taxes ...............................................    $   2,584       $   3,631

See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


1. The condensed consolidated balance sheet as of March 26, 1999, and the related condensed consolidated statements of earnings and comprehensive income and cash flows for the three month period ended March 26, 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

      The financial statements and notes are presented in accordance with this Form 10-Q and do not contain certain information included in Foster Wheeler Corporation's Annual Report on Form 10-K for the fiscal year ended December 25, 1998 filed with the Securities and Exchange Commission on March 18, 1999. The Condensed Consolidated Balance Sheet as of December 25, 1998 has been derived from the audited Consolidated Balance Sheet included in the 1998 Annual Report on Form 10-K. A summary of Foster Wheeler Corporation's significant accounting policies is presented on pages 27, 28 and 29 (not shown) of its 1998 Annual Report on Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the 1998 Annual Report on Form 10-K when reviewing interim financial results. There has been no material change in the accounting policies followed by the Foster Wheeler Corporation (hereinafter referred to as "Foster Wheeler" or "Corporation") during the first quarter of 1999.

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

      In March of 1999, the Corporation reflected its investment in a joint venture in Chile on the equity method of accounting. The December 1998 balance sheet has been reclassified to conform to the March 26, 1999 presentation. This change had no impact on the March and the December 1998 Consolidated Statements of Earnings and Comprehensive Income. The assets and liabilities of the joint venture included in the December balance sheet were as follows: total assets $242,662, total liabilities $182,225 and net assets $60,437.


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

      The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970s and prior. As of March 26, 1999, there were approximately 65,000 claims pending. In 1999, approximately 6,600 new claims were filed and approximately 3,900 were either settled or dismissed without payment. The Corporation has agreements with insurance carriers covering significantly more than a majority of the potential costs relating to these exposures. The Corporation has recorded an asset relating to the probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

      In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden County Waste-to-Energy Project (the "Project") with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues are not expected to be sufficient to cover the operating expenses and to service the debt on outstanding bonds that were issued to construct the plant and to acquire a landfill for Camden County's use. The debt although reflected in the consolidated financial statements of the Corporation has been issued by the Pollution Control Financing Authority of Camden County. This debt is collateralized by a pledge of certain revenues and assets of the project but not the plant. The Corporation's obligation is to fund the debt to the extent the project generates a positive cash flows. The Corporation has filed suit against the involved parties, seeking among other things to void the applicable contracts and agreements governing the Project. Pending outcome of the litigation and the results of legislative initiatives in New Jersey to resolve the issue, management believes that the plant will continue to operate at full capacity while receiving market rates for waste disposal. At this time, management cannot determine the ultimate outcome and its effect on the Project.

      In 1994, the Corporation entered into a lease agreement for a 1,600-ton-per-day recycling and waste-to-energy plant located in Robbins, Illinois, which went into commercial operation in January 1997. The terms of the agreement are to lease the facility under a long-term operating lease for 32 years. As a result of the partial repeal of the Retail Rate Law and increased operating costs, the facility is not generating cash flows sufficient to cover the required lease payments. Due to the limited liability project structure, annual lease expense will be the aggregate of
      1) the annual amortization of prepaid lease cost over the term of the lease, 2) amounts due in accordance with the terms of the lease agreement to the extent of cash flows generated from operations (before lease expense) and 3) the amounts funded under the Corporate guarantees up to the total of $79,600 of Corporate guarantees. These guarantees are estimated to be paid out as follows: $3,500 in 1999, $24,500 for 2000, $20,800 in 2001 and the balance in 2002 or thereafter. Such estimates depend upon the actual results of the project. It is highly unlikely the Robbins Facility will generate sufficient revenues to repay the Robbins Facility debt, which is funded by the lease payments to the Village of Robbins. It is also unlikely that the earnings will justify the recovery of the prepaid lease amount of $47,400. In 1996, the Corporation completed the construction of this project. A subsidiary of the Corporation, Robbins Resource Recovery Limited Partnership (the "Partnership"), operates this facility under a long-term operating lease. By virtue of the facility qualifying under the Illinois Retail Rate Law as a qualified solid waste-to-energy facility, it was to receive electricity revenues projected to be substantially higher than the utility's "avoided cost." Under the Retail Rate Law, the utility was entitled to a tax credit against a state tax on utility gross receipts and invested capital. The State was to be reimbursed by the facility for the tax credit beginning after the 20th year following the initial sale of electricity to the utility. The State repealed the Retail Rate Law insofar as it applied to this facility. The Partnership is contesting the Illinois legislature's partial repeal of the Retail Rate Law in Court.


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


3. The Corporation maintains two revolving credit agreements with a syndicate of banks. One is a short-term revolving credit agreement of $90,000 with a maturity of 364 days and the second is a $270,000 revolving credit agreement with a maturity of four years (collectively, the "Revolving Credit Agreements"). These Revolving Credit Agreements require, among other things, the maintenance of a maximum Consolidated Leverage Ratio and a minimum Consolidated Fixed Charges Coverage Ratio. As of March 26, 1999, the Corporation was in compliance with both of these provisions.

      On January 13, 1999, FW Preferred Capital Trust I, a Delaware business trust, issued $175,000 in Trust Preferred Securities. These Trust Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions will be paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year, beginning April 15, 1999. The maturity date is January 15, 2029. Foster Wheeler can redeem these Trust Preferred Securities on or after January 15, 2004. The Corporation has a remaining balance of $125,000 under an existing shelf registration statement.


4. A total of 2,555,528 shares of common stock were reserved for issuance under the stock option plans; of this total 362,916 were not under option.


5. Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed on the basic plus the dilution of stock options.

6.    Interest income and cost for the following periods are:


                                    Three Months Ended
                              March 26, 1999   March 27, 1998
                              --------------   --------------
      Interest Income             $ 3,298         $ 6,001
                                  =======         =======
      Interest Cost               $18,553         $16,869
                                  =======         =======

      Included in interest cost is interest capitalized on self-constructed assets, which was $622 and $2,864 for the quarters ended March 26, 1999 and March 27, 1998, respectively. Interest cost for 1999 also included $3,281 for dividends on Trust Preferred Securities.


7. The Financial Accounting Standards Board released in June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. The Corporation is currently assessing the impact of adoption of this new Statement.


      In the second quarter of 1998, the Accounting Standard Executive Committee of the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This statement provides guidance on financial reporting of start-up costs and organizational costs. This Statement of Position is effective for financial statements for fiscal years beginning after December 15, 1998. This Statement of Position requires start-up costs to be expensed as incurred. The Corporation has adopted this Statement of Position in the first quarter of 1999 without a material impact on the financial results of the Corporation.


8. In the third quarter 1998, a subsidiary of the Corporation entered into a three year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The credit risk of uncollectible accounts receivable has been transferred to the purchaser. The Corporation services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other deductions in the Consolidated Statement of Earnings. The agreement contains certain covenants and provides for various events of termination. At March 26, 1999, $43,700 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the Condensed Consolidated Balance Sheet.

9. Changes in equity for the three months ended March 26, 1999 were as follows:

                            (In Thousands of Dollars)


                                                                                Accumulated
                                   Common Stock                                    Other          Treasury Stock          Total
                                   ------------         Paid-in     Retained   Comprehensive      --------------      Stockholders'
                                Shares      Amount      Capital     Earnings        Loss        Shares      Amount        Equity
                              ----------  ----------  ----------   ---------     ----------   ---------    ---------     ---------
Balance December 25, 1998     40,747,668  $   40,748  $  201,158   $ 377,147     $  (46,349)    (30,804)   $    (586)    $ 572,118

Net income                                                            15,403                                                15,403

Dividends paid - common                                               (8,548)                                               (8,548)

Purchase of treasury stock                                                                      (71,000)        (860)         (860)

Foreign currency translation
    adjustment                                                                      (14,863)                               (14,863)

Issued under incentive plan                                 (101)                                80,023        1,136         1,035
                              ----------  ----------  ----------   ---------     ----------   ---------    ---------     ---------

Balance March 26, 1999        40,747,668  $   40,748  $  201,057   $ 384,002     $  (61,212)    (21,781)   $    (310)    $ 564,285
                              ==========  ==========  ==========   =========     ==========   =========    =========     =========

10.   Major Business Groups

FOR THREE MONTHS                                          Engineering                                        Corporate and
                                                              and             Energy           Power           Financial
                                            Total         Construction      Equipment         Systems          Service(1)
                                          ----------       ----------       ----------       ----------        ----------
Ended
March 26, 1999
Revenues                                  $1,017,978       $  804,035       $  171,521       $   58,703        $  (16,281)
Interest expense(2)                           17,931            1,962            3,294            6,862             5,813
Earnings/(loss) before income taxes           21,534           24,777            6,904            2,416           (12,563)
Income taxes/(benefit)                         6,131            7,521            2,212              798            (4,400)
                                          ----------       ----------       ----------       ----------        ----------

Net earnings/(loss)                       $   15,403       $   17,256       $    4,692       $    1,618        $   (8,163)
                                          ==========       ==========       ==========       ==========        ==========

Ended
March 27, 1998
Revenues                                  $1,037,754       $  812,839       $  242,749       $   43,422        $  (61,256)
Interest expense                              14,005            2,005            2,116            5,516             4,368
Earnings/(loss) before income taxes           21,224           23,920            9,235             (781)          (11,150)
Income taxes/(benefit)                         7,939            8,385            3,461               19            (3,926)
                                          ----------       ----------       ----------       ----------        ----------

Net earnings/(loss)                       $   13,285       $   15,535       $    5,774       $     (800)       $   (7,224)
                                          ==========       ==========       ==========       ==========        ==========

(1) Includes intersegment eliminations

(2) Includes dividend on trust preferred securities.

11.   Consolidating Financial Information

      Separate financial statements and other disclosures with respect to the subsidiary guarantees have not been made because Management has determined that such information is not material to holders of the Notes, (as defined below).

      The following represents summarized consolidating financial information as of March 26, 1999 and for the three months ended March 26, 1999, with respect to the financial position, results of operations and cash flows of the Corporation and its wholly-owned and majority-owned subsidiaries. In February 1999 Foster Wheeler USA Corporation, Foster Wheeler Energy Corporation and Foster Wheeler Energy International, Inc. issued guarantees in favor of the holders of the Corporation's 6-3/4% Notes due November 15, 2005 (the "Notes"). Each of the guarantees is full and unconditional, and joint and several. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors. None of the subsidiary guarantors are restricted from making distributions to the Corporation.


                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 March 26, 1999

           Assets                                  FWC            Guarantor       Non-Guarantor      Eliminations       Consolidated
                                                                 Subsidiaries      Subsidiaries
Current assets                                 $   523,379       $   426,793       $ 1,586,165        $  (889,748)       $ 1,646,589
Investment in subsidiaries                         898,954           308,340             9,596         (1,216,890)               -0-
Land, buildings & equipment (net)                   51,377            30,018           608,204             (6,829)           682,770
Notes and accounts receivable - long-
term                                                87,901            11,468           471,568           (469,322)           101,615
Intangible assets (net)                                -0-            90,803           190,046                -0-            280,849
Other non-current assets                           267,900                22           293,826             33,188            594,936
                                               -----------       -----------       -----------        -----------        -----------

TOTAL ASSETS                                   $ 1,829,511       $   867,444       $ 3,159,405        $(2,549,601)       $ 3,306,759
                                               ===========       ===========       ===========        ===========        ===========

Liabilities & Stockholders' Equity

Current liabilities                            $   403,884       $   404,363       $ 1,521,908        $  (881,735)       $ 1,448,420
Long-term debt                                     581,826            23,000           572,415           (480,177)           697,064
Other non-current liabilities                      279,516             6,140           220,065            (83,731)           421,990
Preferred trust securities                             -0-               -0-           175,000                -0-            175,000
                                               -----------       -----------       -----------        -----------        -----------

TOTAL LIABILITIES                                1,265,226           433,503         2,489,388         (1,445,643)         2,742,474
TOTAL STOCKHOLDERS'
    EQUITY                                         564,285           433,941           670,017         (1,103,958)           564,285
                                               -----------       -----------       -----------        -----------        -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                        $ 1,829,511       $   867,444       $ 3,159,405        $(2,549,601)       $ 3,306,759
                                               ===========       ===========       ===========        ===========        ===========

                         CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA
                             For the Three Months Ended March 26, 1999



                                                FWC            Guarantor      Non-Guarantor     Eliminations      Consolidated
                                                              Subsidiaries     Subsidiaries
Revenues                                     $    5,916        $  252,480       $  839,664       $  (80,082)       $1,017,978
Cost of operating revenues                          -0-           238,208          740,598          (65,577)          913,229
Selling, general and administrative,
  other deductions and minority
  interests                                      18,557            11,125           68,038          (14,505)           83,215


Equity in net earnings of subsidiaries           23,677             3,169              -0-          (26,846)              -0-
                                             ----------        ----------       ----------       ----------        ----------

Earnings before income taxes                     11,036             6,316           31,028          (26,846)           21,534
Provisions for income taxes                      (4,367)            1,139            9,359              -0-             6,131
                                             ----------        ----------       ----------       ----------        ----------

Net earnings                                 $   15,403        $    5,177       $   21,669       $  (26,846)       $   15,403
                                             ==========        ==========       ==========       ==========        ==========

                           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW DATA
                                For the Three Months Ended March 26, 1999



                                               FWC           Guarantor       Non-Guarantor    Eliminations     Consolidated
                                                            Subsidiaries      Subsidiaries
NET CASH (USED)/PROVIDED BY
   OPERATING ACTIVITIES                      $  (4,726)      $  (36,613)       $    8,538       $   3,865        $ (28,936)
                                            ----------       ----------        ----------       ---------        ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures                              (123)          (1,985)          (30,627)                         (32,735)
Proceeds from sale of properties                                                      396                              396
Decrease in investment and advances              1,629                             10,329             173           12,131
Decrease in short-term investments                                                 10,505                           10,505
Other                                                                              (4,385)                          (4,385)
                                            ----------       ----------        ----------       ---------        ---------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES                          1,506           (1,985)          (13,782)            173          (14,088)
                                            ----------       ----------        ----------       ---------        ---------

CASH FLOW FROM FINANCING
   ACTIVITIES
Dividends to Stockholders                       (8,548)                                                             (8,548)
Issuance of trust preferred securities                                            169,178                          169,178
Increase/(decrease) in short-term debt           4,300                             (7,007)                          (2,707)
Proceeds from long-term debt                    20,000                              2,444                           22,444
Repayment of long-term debt                   (140,000)                            (5,893)                        (145,893)
Other                                          120,830           34,988          (152,640)         (4,038)            (860)
                                            ----------       ----------        ----------       ---------        ---------
NET CASH (USED)/PROVIDED BY
   FINANCING ACTIVITIES                         (3,418)          34,988             6,082          (4,038)          33,614
                                            ----------       ----------        ----------       ---------        ---------
Effect of exchange rate changes on
   cash and cash equivalents                                                       (4,154)                          (4,154)
Decrease in cash and cash equivalents           (6,638)          (3,610)           (3,316)                         (13,564)
Cash and cash equivalents, beginning
   of period                                    13,720            6,552           159,796                          180,068
                                            ----------       ----------        ----------       ---------        ---------
Cash and cash equivalents, end of
   period                                   $    7,082       $    2,942        $  156,480       $     -0-        $ 166,504
                                            ==========       ==========        ==========       =========        =========

12. The Corporation owns a non-controlling equity interest in three cogeneration projects; two of which are located in Italy and one in Chile. In addition, the Corporation owns an equity interest in a hydrogen producing plant in Venezuela. Following is summarized financial information for the Corporation's equity affiliates combined, as well as the Corporation's interest in the affiliates.

                                                    March 26, 1999   December 25, 1998
                                                    --------------   -----------------
      Balance Sheet Data:
      Current assets                                   $ 80,326          $ 83,871
      Other assets (primarily buildings and
           equipment)                                   520,190           541,507
      Current liabilities                                36,220            35,126
      Other liabilities (primarily long-term
           debt)                                        431,575           461,972
      Net assets                                        132,721           128,280

      Income Statement Data:
      Total revenues                                   $ 28,777
      Income before income taxes                          8,375
      Net earnings                                        9,287

      As of March 26, 1999, the Corporation's share of the net earnings and investment in the equity affiliates totaled $4,594 and $100,421, respectively. No dividends were received during the first quarter of 1999. The Corporation has guaranteed certain performance obligations of such projects. The Corporation's obligations under such guarantees are approximately $1,500 per year for the three projects. The Corporation has provided a $10,000 debt service reserve letter of credit providing liquidity for debt service payments. No amounts have been drawn under the letter of credit. The earning results for the first quarter of 1998 were immaterial for these operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               (In Millions of Dollars, except per Share Amounts)

The following is Management's Discussion and Analysis of certain significant factors that have affected the financial condition and results of operations of the Corporation for the periods indicated below. This discussion and analysis should be read in conjunction with the 1998 Annual Report on Form 10-K filed on March 18, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 26, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 27, 1998

                                CONSOLIDATED DATA

                                                      Three Months Ended
                                              March 26, 1999         March 27, 1998
                                              --------------         --------------
Backlog                                          $7,050.1               $7,451.6
                                                 ========               ========
New orders                                       $  910.5               $1,448.9
                                                 ========               ========
Revenues                                         $1,018.0               $1,037.7
                                                 ========               ========
Net earnings                                     $   15.4               $   13.3
                                                 ========               ========

The Corporation's consolidated backlog at March 26, 1999 totaled $7,050.1, which represented a decrease of 5% from the amount reported as of March 27, 1998. The dollar amount of backlog is not necessarily indicative of the future earnings of the Corporation related to the performance of such work. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which management has determined are likely to be performed. Although backlog represents only business which is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of backlog not to be performed. Backlog is adjusted to reflect project cancellations, deferrals, sale of subsidiaries and revised project scope and cost. This adjustment for the three months ended March 26, 1999 was $96.1, compared with $133.5 for the three months ended March 27, 1998. Furthermore, the Corporation's future award prospects include several large-scale international projects and, because the large size and uncertain timing of these projects can create variability in the Corporation's contract awards, future award trends are difficult to predict.

New orders awarded for the three months ended March 26, 1999 were $910.5 compared to $1,448.9 for the period ended March 27, 1998. Approximately 67% of new orders booked in the three months ended March 26, 1999 were for projects awarded to the Corporation's subsidiaries located outside the United States. Key countries and geographic areas contributing to new orders awarded for the three months ended March 26, 1999 were the United States, Europe and the Philippines.

Operating revenues decreased slightly in the three months ended March 26, 1999 compared to the three months ended March 27, 1998 to $998.8 from $1,028.0.

Gross earnings, which are equal to operating revenues minus the cost of operating revenues, decreased by $0.6 in the three months ended March 26, 1999 as compared with the three months ended March 27, 1998 to $85.5 from $86.1.

Selling, general and administrative expenses decreased by 2% in the three months ended March 26, 1999 as compared with the same period in 1998, from $56.4 to $55.2.

Other income in the three months ended March 26, 1999 as compared with March 27, 1998 increased to $19.2 from $9.8. Approximately, $3.4 of this increase can be attributed to equity earnings of unconsolidated affiliates, primarily due to the cogeneration facilities in Italy.

Other deductions and dividends on Trust Preferred for the three months ended March 26, 1999 were $9.1 higher than that reported in the three months ended March 27, 1998. Interest expense and dividends on Trust Preferred increased by approximately $4.0 compared to 1998.

Net earnings for the three months ended March 26, 1999 were $15.4 or $.38 per share-basic compared to a net income of $13.3 or $.33 per share-basic for the three months ended March 27, 1998.

ENGINEERING AND CONSTRUCTION GROUP

                                                      Three Months Ended
                                               March 26, 1999     March 27, 1998
                                               --------------     --------------
Backlog                                           $5,631.1           $5,677.6
                                                  ========           ========
New orders                                        $  745.6           $1,259.7
                                                  ========           ========
Operating revenues                                $  790.5           $  806.6
                                                  ========           ========
Gross earnings from operations                    $   48.4           $   53.2
                                                  ========           ========

The Engineering and Construction Group ("E&C Group"), had a backlog of $5,631.1 at March 26, 1999, which represented a decrease of $46.5 from March 27, 1998. New orders booked for the three month period ended March 26, 1999 decreased by 41% compared with the period ended March 27, 1998. These decreases were primarily the result of the significant orders taken by the Continental European and United States operating subsidiaries in the first quarter of 1998, which were not repeated in 1999. Operating revenues for the three month period ended March 26, 1999 decreased 2% compared to the three month period ended March 27, 1998. Gross earnings from operations decreased by 9% for the three month period ended March 26, 1999, compared with the corresponding period ended March 27, 1998. The gross earnings for the three month period were lower primarily due to the decrease reported by the Italian subsidiary ($5.3), which were offset by an increase in equity earnings of unconsolidated subsidiaries.

ENERGY EQUIPMENT GROUP

                                                         Three Months Ended
                                                  March 26, 1999     March 27, 1998
                                                  --------------     --------------
Backlog                                              $1,255.0           $1,541.0
                                                     ========           ========
New orders                                           $  121.7           $  140.1
                                                     ========           ========
Operating revenues                                   $  168.8           $  240.7
                                                     ========           ========
Gross earnings from operations                       $   26.0           $   29.3
                                                     ========           ========

The Energy Equipment Group had a backlog of $1,255.0 at March 26, 1999, which represented an 18% decrease from March 27, 1998 due primarily to lower orders awarded during 1999 and 1998. Approximately 45% of the Energy Equipment Group's backlog as of March 26, 1999 represents orders from Asia. These orders are for large utility size boilers, payments under which are supported by financing agreements guaranteed by United States, European or Japanese export credit agencies. New orders booked for the three month period ended March 26, 1999 decreased by 13% from corresponding periods in 1998. Operating revenues for the three month period ended March 26, 1999 decreased by 30% primarily due to low bookings in 1998. Gross earnings from operations decreased by $3.3 for the three month period ended March 26, 1999 compared with the period ended March 27, 1998.

POWER SYSTEMS GROUP

                                                      Three Months Ended
                                                March 26, 1999    March 27, 1998
                                                --------------    --------------
Backlog                                             $209.1            $275.1
                                                    ======            ======
New orders                                          $ 47.5            $ 60.4
                                                    ======            ======
Operating revenues                                  $ 51.8            $ 40.3
                                                    ======            ======
Gross earnings from operations                      $ 10.6            $  3.0
                                                    ======            ======

The Power Systems Group's gross earnings from operations for the three month period ended March 26, 1999 improved primarily due to losses reported in 1998 for the Robbins Facility of $5.7 as compared to $0.6 in 1999. The future earnings of the Power Systems Group will be negatively impacted by the Robbins Facility due to (1) funding of the Corporation's guarantees of $79.6 and (2) the unamortized prepaid lease expense of $47.4. The future impact is expected to be a reduction in pretax earnings as follows: 1999 by $6.1; 2000 by $27.1; 2001 by $23.4 and the balance of $70.4, thereafter. The timing of the foregoing estimates are subject to change based on numerous factors including the operating results of the Robbins Facility. It is expected that the Robbins Facility will continue to incur losses and will not fully recover lease costs from operations.

FINANCIAL CONDITION

The Corporation's consolidated financial condition declined during the three months ended March 26, 1999 as compared to December 25, 1998. Stockholders' equity for the three months ended March 26, 1999 decreased by $7.8, due primarily to changes in the foreign currency translation adjustment of $14.9 and dividends paid of $8.5, offset by earnings of $15.4.

During the three months ended March 26, 1999, long-term investments in land, buildings and equipment were $32.7 as compared with $13.2 for the comparable period in 1998. Approximately $21.7 was invested in a waste-to-energy project in Italy during the first three months of 1999.

Since December 25, 1998, long-term debt, including current installments and bank loans, decreased by $126.2, primarily due to payment of debt from the proceeds of Trust Preferred. On January 13, 1999, FW Preferred Capital Trust I, a Delaware business trust, issued $175,000 in Preferred Trust Securities. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9%.

In the third quarter 1998, a subsidiary of the Corporation entered into a three year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The credit risk of uncollectible accounts receivable has been transferred to the purchaser. The Corporation services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other deductions in the Consolidated Statement of Earnings. The agreement contains certain covenants and provides for various events of termination. At March 26, 1999, $43.7 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade balance in the Consolidated Balance Sheet.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $166.5 at March 26, 1999, a decrease of $13.6 from fiscal year end 1998. Short-term investments decreased by $14.8 to $46.4. During the first quarter of fiscal 1999, the Corporation paid $8.5 in dividends to stockholders. Cash used by operating activities amounted to $28.9.

Over the last several years, working capital needs have increased as a result of the Corporation satisfying its customers' requests for more favorable payment terms under contracts. Such requests generally include reduced advance payments and more favorable payment schedules. Such terms, which require the Corporation to defer receipt of payments from its customers, have had a negative impact on the Corporation's available working capital. The Corporation intends to satisfy its continuing working capital needs by borrowing under its Revolving Credit Agreements, through internal cash generation and third party financings in the capital markets. The Corporation's pricing of contracts recognizes costs associated with the use of working capital.

The Corporation estimates payments under the Corporate guarantees for the Robbins Facility to be $3.5 in 1999; $24.5 in 2000; $20.8 in 2001; and $30.8 in
2002 and thereafter. These foregoing estimates are subject to change based on numerous factors including the operating results of the Robbins Facility.

Management of the Corporation believes that cash and cash equivalents of $166.5 and short-term investments of $46.4 at March 26, 1999, combined with cash flows from operating activities, amounts available under its Revolving Credit Agreements and access to third-party financings in the capital markets will be adequate to meet its working capital and liquidity needs for the foreseeable future. During the second quarter of 1998, the Corporation filed a Registration Statement on Form S-3 relating to up to $300.0 of debt, equity, and other securities, $175.0 of which have been issued as of March 26, 1999.

The Corporation is reviewing various methods to monetize selected Power Systems assets and will be concentrating on reducing both corporate and project debt, and improving cash flow.

OTHER MATTERS

The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970s and prior. As of March 26, 1999, there were approximately 65,000 claims pending. During 1999, approximately 6,600 new claims have been filed and approximately 3,900 have been either settled or dismissed without payment. The Corporation has agreements with insurance carriers covering significantly more than a majority of the potential costs relating to these exposures. The Corporation has recorded, with respect to asbestos litigation, an asset relating to the probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden Project with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues are not expected to be sufficient to service the debt on outstanding bonds, which were issued to construct the plant and to acquire a landfill for Camden County's use. The debt although reflected in the consolidated financial statements of the Corporation has been issued by the Pollution Control Financing Authority of Camden County. This debt is collateralized by a pledging certain revenue and assets of the project but not the plant. The Corporation's obligation is to fund the debt to the extent the project generates a positive cash flow. The Corporation has filed suit against certain involved parties seeking among other things, to void the applicable contracts and agreements governing the Camden Project. Pending final outcome of the litigation and the results of legislative initiatives in New Jersey to resolve the issues relating to the debt obligations associated with the Camden Project, management believes that the plant will continue to operate at full capacity while earning sufficient revenues to cover its fees as operator of the plant. However, at this time, management cannot determine the effect of the foregoing on the Camden Project.

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

The Corporation and its subsidiaries have all completed the Assessment Step and are substantially advanced in the Testing and Remediation Steps. Some subsidiaries, such as Foster Wheeler Power Systems, Inc., and its subsidiaries, must wait for scheduled outage periods in order to complete Testing and/or Remediation activities, but all are expected to do so by mid-1999. All subsidiaries have reported that they have completed at least seventy percent (70%) of their Testing Step activities. The primary computerized reporting and control system used by the Corporation and most of its subsidiaries, which was provided by J.D. Edwards, has been confirmed to be Year 2000 Compliant.

LIABILITY EXPOSURE MANAGEMENT

In 1997 the Corporation formed a group to develop a strategy for managing liability exposures which could result from the Year 2000 Problem (the "Y2K Liaison Group"). Since then the Y2K Liaison Group has developed guidelines for the Corporation's subsidiaries that address future, current and completed contract activities, and has also conducted global conferences for the Corporation's subsidiaries to discuss how those guidelines should be implemented. The Corporation's Executive Committee adopted the Group's guidelines as business policies in 1998.

Over the past twenty years, the Corporation has owned the stock of various companies which are no longer operating or whose stock or assets were sold to others. When it sold the stock or assets of such companies the Corporation transferred the company's records to the purchaser. The Corporation is currently evaluating its legal obligations in regard to equipment and software that was created and sold by those companies during the time that the Corporation owned them. In a given case the Corporation might be unable to find records that would allow it to identify the nature of the equipment and software or the identities of the owners of the equipment and software.

THIRD PARTY REVIEW

In 1998 the Corporation engaged a third party to conduct a review of certain aspects of the Corporation's and its subsidiaries' Business Continuation Plans. This review was completed during November 1998, and the resulting report is being acted on by Management. The Corporation also engaged several law firms to prepare reports regarding liabilities which the Corporation and its subsidiaries may face, and recommendations for liability exposure management. This work was completed in August 1998. The Corporation has selected an outside attorney to conduct a legal audit of contracting practices and other business activities. The audit is underway and expected to be completed during the second quarter of 1999.

COORDINATION WITH OUTSIDE PARTIES

The Corporation and its subsidiaries coordinate with insurers, clients, vendors, contractors and trade organizations to keep abreast of Year 2000 matters. The Corporation also has participated and plans to participate in conferences, seminars and other gatherings to improve its Year 2000 readiness condition as the Year 2000 approaches.

COSTS

The total cost associated with required modifications to become Year 2000 Compliant is not expected to be material to the Corporation's financial position. The estimated total cost of the Year 2000 Project is approximately $10.0. Items of a capital nature will be capitalized while all other costs will be expensed as incurred. This estimate does not include a share of Year 2000 costs that may be incurred by partnerships and joint ventures in which the Corporation or its subsidiaries participate. The total amount expended on the Business Continuation Plan through March 26, 1999 was $4.5, of which approximately $4.0 related to the cost to repair or replace software and related hardware problems, and approximately $.5 related to the cost of identifying and communicating with vendors and/or contractors. The estimated future cost of completing implementation of the Business Continuation Plan is estimated to be approximately $5.5. All Year 2000 expenses will be funded from operations.

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

It is not possible to describe a "most reasonably likely worst case Year 2000 scenario" without making a variety of assumptions. The Corporation's Business Continuation Plan assumes that parties which provide us goods or services necessary for its operations will continue to do so, or that the contingency features of the Corporation's Plan will respond to address its needs. Based upon those assumptions the Corporation believes that a most likely worst case Year 2000 scenario may make it necessary to replace some suppliers or contractors, rearrange some work plans or even interrupt some field activities. The Corporation does not believe that such circumstances will materially adversely affect the financial condition or results of operations, even if it is necessary to incur costs to do so.

Readers are cautioned that forward-looking statements contained in the Year 2000 Statement should be read in conjunction with the Corporation's risk disclosures under the heading: "Safe Harbor Statement."

SAFE HARBOR STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report on Form 10-Q contain forward-looking statements that are based on management's assumptions, expectations and projections about the various industries within which the Corporation operates. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Corporation cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements: changes in the rate of economic growth in the United States and other major international economies, changes in investment by the energy, power and environmental industries, changes in regulatory environment, changes in project schedules, changes in trade, monetary and fiscal policies worldwide, currency fluctuations, outcomes of pending and future litigation, protection and validity of patents and other intellectual property rights and increasing competition by foreign and domestic companies.

The Corporation's management continues to evaluate the Corporation's condition of readiness relating to the Year 2000 Problem and the costs and risks arising from the Year 2000 Problem, and is designing and developing the Corporation's contingency plan, based on its best estimates of certain factors, which estimates were derived by relying on numerous assumptions about future events. However, there can be no guarantee that these assumptions or estimates have been correctly made, or that there will not be a delay in, or increased costs associated with, the implementation of the Corporation's Business Continuation Plan. A delay in the implementation of the Business Continuation Plans of the Corporation or of the Corporation's subsidiaries could also affect the Corporation's readiness for the Year 2000. Specific factors that might cause actual outcome to differ from the projected outcome include, without limitation, the continued availability and cost of consulting services and of personnel trained in the computer programming necessary for remediation of the Year 2000 issue, the ability to locate and correct all relevant computer code, timely responses by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced.

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

The Corporation received a Complaint for Injunction and Civil Penalties from the State of Illinois dated April 28, 1998 alleging primarily state air act violations at the Robbins Facility (PEOPLE OF THE STATE OF ILLINOIS V. FOSTER WHEELER ROBBINS, INC., filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division). Although the complaint seeks substantial civil penalties for numerous violations of up to $50,000 for each violation, with an additional penalty of $10,000 for each day of each violation, the maximum allowed under the statute, and an injunction against continuing violations, the Corporation has submitted a plan to the state designed to correct all violations and expects that the resulting penalty will not be material to the Corporation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)   Date of Meeting

            The Annual Meeting of Stockholders of Foster Wheeler Corporation was held on April 26, 1999, at the Hunterdon Hills Playhouse, 88 Route 173 West, Hampton, New Jersey.

      (b)   Election of Directors

            Directors Elected                      For                  Withheld
            -----------------                      ---                  --------

            Louis E. Azzato                     34,282,341               468,361
            John P. Clancey                     34,269,098               481,604
            David J. Farris                     34,296,928               453,774
            Constance J. Horner                 34,279,995               470,707

            Other Directors continuing in office:

            Eugene D. Atkinson                          David J. Roberts
            E. James Ferland                            John E. Stuart
            Martha Clark Goss                           Richard J. Swift
            Joseph J. Melone

      (c)   Additional Matters Voted Upon

            The Proposal to Amend the 1995 Stock Option Plan
                     For                        31,190,097
                     Against                     3,310,655
                     Abstain                       249,950
            Ratification of the appointment of PricewaterhouseCoopers LLP as Independent
            Accountants of the Corporation for 1999.
                     For                        34,518,460
                     Against                       105,338
                     Abstain                       126,904

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit
            Number      Exhibit
            ------      -------

            12-1 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share Dividend Requirements

            27 Financial Data Schedule (For the informational purposes of the Securities and Exchange Commission only.)

      (b)   Reports on Form 8-K

            Report on Form 8-K dated February 16, 1999, relating to the filing of a tax opinion.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FOSTER WHEELER CORPORATION
                                               (Registrant)



Date: May 7, 1999                       /s/ RICHARD J. SWIFT
                                        ---------------------------------
                                        Richard J. Swift
                                        (Chairman, President and
                                        Chief Executive Officer)



Date: May 7, 1999                       /s/ DAVID J. ROBERTS
                                        ---------------------------------
                                        David J. Roberts
                                        (Vice Chairman and
                                        Chief Financial Officer)