Form 10-Q
period 1999-06-25
FOSTER WHEELER CORP
filed 1999-08-06
CIK 38321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 25, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                        FOR THE TRANSITION PERIOD FROM TO


                         COMMISSION FILE NUMBER 1-286-2


                           FOSTER WHEELER CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEW YORK                                               13-1855904
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


PERRYVILLE CORPORATE PARK, CLINTON, N. J.                          08809-4000
-----------------------------------------                         ------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:    (908)-730-4000
                                                        -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,725,887 shares of the Corporation's common stock ($1.00 par value) were outstanding as of June 25, 1999.

                           FOSTER WHEELER CORPORATION


                                      INDEX

Part I    Financial Information:

      Item 1 - Financial Statements:

          Condensed Consolidated Balance Sheet at June 25, 1999 and December 25, 1998

          Condensed Consolidated Statement of Earnings and
          Comprehensive Income Three and Six Months Ended
          June 25, 1999 and June 26, 1998

          Condensed Consolidated Statement of Cash Flows
          Six Months Ended June 25, 1999 and June 26, 1998

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


      Item 6 - Exhibits and Reports on Form 8-K

Signatures

PART I    FINANCIAL INFORMATION
ITEM 1 -  FINANCIAL STATEMENTS

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)


                                                           June 25, 1999   December 25,
                                                            (UNAUDITED)        1998 *
                                                           -------------   ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ..............................   $   171,535    $   180,068
Short-term investments .................................        34,094         61,223
Accounts and notes receivable ..........................       849,724        857,005
Contracts in process and inventories ...................       458,179        478,481
Prepaid, deferred and refundable income taxes ..........        60,214         66,068
Prepaid expenses .......................................        20,757         29,997
                                                           -----------    -----------
     Total current assets ..............................     1,594,503      1,672,842
                                                           -----------    -----------
Land, buildings and equipment ..........................     1,042,081      1,015,795
Less accumulated depreciation ..........................       351,331        339,009
                                                           -----------    -----------
     Net book value ....................................       690,750        676,786
                                                           -----------    -----------
Notes and accounts receivable - long-term ..............       102,951        103,612
Investments and advances ...............................       105,490         95,827
Intangible assets, net .................................       277,039        285,245
Prepaid pension cost and benefits ......................       193,782        196,812
Other, including insurance recoveries ..................       277,723        286,886
Deferred income taxes ..................................         4,627          4,291
                                                           -----------    -----------

         TOTAL ASSETS ..................................   $ 3,246,865    $ 3,322,301
                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current installments on long-term debt .................   $    19,892    $    19,751
Bank loans .............................................       173,688        107,051
Accounts payable and accrued expenses ..................       641,057        718,337
Estimated costs to complete long-term contracts ........       531,381        563,271
Advance payments by customers ..........................        51,553         56,630
Income taxes ...........................................        12,376         26,626
                                                           -----------    -----------
     Total current liabilities .........................     1,429,947      1,491,666
Corporate and other debt less current installments .....       362,810        540,827
Special-purpose project debt less current installments .       312,928        294,898
Deferred income taxes ..................................        81,373         85,484
Postretirement and other employee benefits other than
     pensions ..........................................       163,382        168,799
Other long-term liabilities and minority interest ......       173,015        168,509
Mandatorily Redeemable Preferred Securities of
     Subsidiary Trust Holding Solely Junior Subordinated
     Deferrable Interest Debentures ....................       175,000           --
                                                           -----------    -----------
         TOTAL LIABILITIES .............................     2,698,455      2,750,183
                                                           -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock ...........................................        40,748         40,748
Paid-in capital ........................................       201,057        201,158
Retained earnings ......................................       380,839        377,147
Accumulated other comprehensive loss ...................       (73,924)       (46,349)
                                                           -----------    -----------
                                                               548,720        572,704
Less cost of treasury stock ............................           310            586
                                                           -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY ....................       548,410        572,118
                                                           -----------    -----------
         TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY .....................   $ 3,246,865    $ 3,322,301
                                                           ===========    ===========



See notes to financial statements.

* Reclassified to conform to 1999 presentation, see Note 1.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
               (In Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)


                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                      JUNE 25, 1999   JUNE 26, 1998   JUNE 25, 1999  JUNE 26, 1998
                                      -------------   -------------   -------------  -------------
Revenues:
     Operating revenues               $    854,958    $  1,033,825    $  1,853,728    $  2,061,786
     Other income                           18,805          16,794          38,013          26,587
                                      ------------    ------------    ------------    ------------

     Total revenues                        873,763       1,050,619       1,891,741       2,088,373
                                      ------------    ------------    ------------    ------------

Cost and expenses:
     Cost of operating revenues            788,295         949,674       1,701,524       1,891,508
     Selling, general and adminis-
        trative expenses                    59,043          60,485         114,255         116,899
     Other deductions/minority
        interest                            11,455          18,920          36,177          37,202
     Dividend on preferred security
        of subsidiary trust                  4,025            --             7,306            --
                                      ------------    ------------    ------------    ------------

     Total costs and expenses              862,818       1,029,079       1,859,262       2,045,609
                                      ------------    ------------    ------------    ------------

Earnings before income taxes                10,945          21,540          32,479          42,764
Provision for income taxes                   5,560           8,695          11,691          16,634
                                      ------------    ------------    ------------    ------------

Net earnings                                 5,385          12,845          20,788          26,130

Other comprehensive loss:
     Foreign currency translation
       adjustment                          (12,712)         (8,076)        (27,575)        (15,868)
                                      ------------    ------------    ------------    ------------

Comprehensive (loss)/income           $     (7,327)   $      4,769    $     (6,787)   $     10,262
                                      ============    ============    ============    ============

Earnings per share:
     Basic                                   $.13            $.32            $.51             $.64
                                             ====            ====            ====             ====
     Diluted:                                $.13            $.32            $.51             $.64
                                             ====            ====            ====             ====

Shares outstanding:
     Basic                              40,732,135      40,736,754      40,730,985      40,735,809
     Diluted                                10,621           7,463             116           7,300
                                      ------------    ------------    ------------    ------------

     Total diluted                      40,742,756      40,744,217      40,731,101      40,743,109
                                      ============    ============    ============    ============

Cash dividends paid per
     common share                             $.21            $.21           $.42             $.42
                                              ====            ====           ====             ====




See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)


                                                                            SIX MONTHS ENDED
                                                                     JUNE 25, 1999  JUNE 26, 1998
                                                                     -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings .........................................................  $  20,788    $  26,130
Adjustments to reconcile net earnings
     to cash flows from operating activities:
Depreciation and amortization ........................................     30,213       29,746
Noncurrent deferred tax ..............................................     (2,771)       5,876
Equity earnings, net of dividends ....................................     (7,282)      (3,283)
Other ................................................................     (6,675)      (3,682)
Changes in assets and liabilities:
Receivables ..........................................................    (41,016)      35,291
Contracts in process and inventories .................................      7,873      (65,437)
Accounts payable and accrued expenses ................................    (34,726)     (30,562)
Estimated costs to complete long-term contracts ......................     (5,758)     (64,897)
Advance payments by customers ........................................     (2,527)       9,305
Income taxes .........................................................    (11,913)       1,775
Other assets and liabilities .........................................      3,175         (910)
                                                                        ---------    ---------
NET CASH USED BY OPERATING ACTIVITIES ................................    (50,619)     (60,648)
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures .................................................    (59,730)     (58,404)
Proceeds from sale of properties .....................................      2,082        2,225
Decrease/(increase) in investments and advances ......................     16,246       (5,201)
Decrease in short-term investments ...................................     26,884       21,351
Partnership distributions ............................................     (4,385)      (4,256)
                                                                        ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES ................................    (18,903)     (44,285)
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to stockholders ............................................    (17,096)     (17,101)
Proceeds from the exercise of stock options ..........................       --             51
Repurchase of common stock ...........................................       (860)        --
Mandatorily Redeemable Preferred Securities of
     Subsidiary Trust Holdings Solely Junior Subordinated
     Deferrable Interest Debentures ..................................    169,178         --
Increase in short-term debt ..........................................     74,201       28,337
Proceeds from long-term debt .........................................     24,470       83,288
Repayment of long-term debt ..........................................   (174,348)      (9,403)
                                                                        ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ............................     75,545       85,172
                                                                        ---------    ---------

Effect of exchange rate changes on cash and cash equivalents .........    (14,556)      (3,274)
                                                                        ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS ................................     (8,533)     (23,035)
Cash and cash equivalents at beginning of year .......................    180,068      167,417
                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................  $ 171,535    $ 144,382
                                                                        =========    =========

Cash paid during period:
Interest (net of amount capitalized) .................................  $  29,945    $  20,783
Income taxes .........................................................  $   9,541    $  10,740



See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


1. The condensed consolidated balance sheet as of June 25, 1999, and the related condensed consolidated statements of earnings and comprehensive income and cash flows for the three and six month periods ended June 25, 1999 and June 26, 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented in accordance with this Form 10-Q and do not contain certain information included in Foster Wheeler Corporation's Annual Report on Form 10-K for the fiscal year ended December 25, 1998 filed with the Securities and Exchange Commission on March 18, 1999. The Condensed Consolidated Balance Sheet as of December 25, 1998 has been derived from the audited Consolidated Balance Sheet included in the 1998 Annual Report on Form 10-K. A summary of Foster Wheeler Corporation's significant accounting policies is presented on pages 27, 28 and 29 (not shown) of its 1998 Annual Report on Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the 1998 Annual Report on Form 10-K when reviewing interim financial results. There has been no material change in the accounting policies followed by Foster Wheeler Corporation (hereinafter referred to as "Foster Wheeler" or the "Corporation") during the first six months of 1999.

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

         In March of 1999, the Corporation reflected its investment in a joint venture in Chile on the equity method of accounting. The December 1998 balance sheet has been reclassified to conform to the 1999 presentation. This change had no impact on the June and the December 1998 Consolidated Statements of Earnings and Comprehensive Income. The assets and liabilities of the joint venture included in the December balance sheet were as follows: total assets $242,662, total liabilities $182,225 and net assets $60,437.

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

         The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970s and prior. As of June 25, 1999, there were approximately 72,100 claims pending. During 1999, approximately 16,400 new claims were filed and approximately 6,600 were either settled or dismissed without payment. The Corporation has agreements with insurance carriers covering significantly more than a majority of the potential costs relating to these exposures. The Corporation has recorded an asset relating to the probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

         In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden County Waste-to-Energy Project (the "Project") with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues are not expected to be sufficient to cover the operating expenses and to service the debt on outstanding bonds that were issued to construct the plant and to acquire a landfill for Camden County's use. Although the debt is reflected in the consolidated financial statements of the Corporation the bonds were issued by the Pollution Control Financing Authority of Camden County. This debt is collateralized by a pledge of certain revenues and assets of the project but not the plant. The Corporation's obligation is to fund the debt to the extent the project generates positive cash flows. The Corporation has filed suit against the involved parties, seeking among other things to void the applicable contracts and agreements governing the Project. Pending outcome of the litigation and the results of legislative initiatives in New Jersey to resolve the issue, management believes that the plant will continue to operate at full capacity while receiving market rates for waste disposal. At this time, management cannot determine the ultimate outcome and its effect on the Project.

         In 1994, the Corporation entered into a lease agreement for a 1,600-ton-per-day recycling and waste-to-energy plant located in Robbins, Illinois (the "Robbins Facility"), which went into commercial operation in January 1997. The terms of the agreement are to lease the facility under a long-term operating lease for 32 years. As a result of the partial repeal of the Illinois Retail Rate Law and increased operating costs, the facility is not generating cash flows sufficient to cover the required lease payments. Due to the limited liability project structure, annual lease expense will be the aggregate of (1) the annual amortization of prepaid lease cost over the term of the lease, (2) amounts due in accordance with the terms of the lease agreement to the extent of cash flows generated from operations (before lease expense) and (3) the amounts funded under the corporate guarantees up to the total of $79,600. These guarantees are estimated to be paid out as follows: $5,400 in 1999, $13,100 for 2000, $14,300 in
         2001 and the balance in 2002 and thereafter. Such estimates depend upon the actual results of the project and are subject to change if the agreement with bondholders as announced on July 27, 1999 is finalized (see "Subsequent Events", Note 13, for details).

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

3. The Corporation maintains two revolving credit agreements with a syndicate of banks. One is a short-term revolving credit agreement of $90,000 with a maturity of 364 days and the second is a $270,000 revolving credit agreement with a maturity of four years (collectively, the "Revolving Credit Agreements"). These Revolving Credit Agreements require, among other things, the maintenance of a maximum Consolidated Leverage Ratio and a minimum Consolidated Fixed Charges Coverage Ratio. As of June 25, 1999, the Corporation was in compliance with both of these provisions; however, if the charge relating to the Robbins Facility discussed below in Note 13 is taken in 1999, the Corporation will be required to obtain a waiver from the lenders under the Revolving Credit Agreements.

         On January 13, 1999, FW Preferred Capital Trust I, a Delaware business trust, issued $175,000 in Trust Preferred Securities. These Trust Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions will be paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year, beginning April 15, 1999. The maturity date is January 15, 2029. Foster Wheeler can redeem these Trust Preferred Securities on or after January 15, 2004. The Corporation has a total of $125,000 that has not been issued under its existing shelf registration statement.


4. A total of 4,355,528 shares of common stock were reserved for issuance under the stock option plans; of this total 1,849,916 were not under option.


5. Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed on the basic plus the dilution of stock options. In the second quarter of 1999, the Corporation adopted a "Directors Deferred Compensation and Stock Award Plan." Each non-employee director is credited initially with units representing 1,000 shares of the Corporation's common stock and 300 shares annually. In the second quarter 9,000 units were issued and are included in the calculation of basic earnings per share data.





6.       Interest income and cost for the following periods are:

                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                   ------------------    ----------------
                                  JUNE 25,    JUNE 26,  JUNE 25,  JUNE 26,
                                   1999        1998      1999      1998
                                   ----        ----      ----      ----

        Interest Income            $ 2,093   $ 5,368   $ 5,391   $11,369
                                   =======   =======   =======   =======
        Interest Cost              $18,293   $18,442   $36,846   $35,311
                                   =======   =======   =======   =======


         Included in interest cost is interest capitalized on self-constructed assets for the three and the six months ended June 25, 1999 of $1,439 and $2,061, respectively, compared to $2,926 and $5,790 for the comparable periods in 1998. Included in interest cost is dividends on Trust Preferred Securities which for the three and six months ended June 25, 1999, amounted to $4,025 and $7,306, respectively.

7. The Financial Accounting Standards Board released in June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. The Corporation is currently assessing the impact of adoption of this new Statement. The effective date of this Statement has been deferred by the issuance of Statement of Financial Accounting Standards No. 137 until the fiscal year beginning after June 15, 2000.


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


8. In the third quarter 1998, a subsidiary of the Corporation entered into a three year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The credit risk of uncollectible accounts receivable has been transferred to the purchaser. The Corporation services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other deductions in the Consolidated Statement of Earnings. The agreement contains certain covenants and provides for various events of termination. At June 25, 1999, $40,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the Condensed Consolidated Balance Sheet.

9. Changes in equity for the six months ended June 25, 1999 were as follows:

                             (In Thousands of Dollars)

                                                                                  ACCUMULATED
                                                                                     OTHER                                TOTAL
                                 COMMON STOCK          PAID-IN      RETAINED     COMPREHENSIVE        TREASURY STOCK   STOCKHOLDERS'
                            SHARES         AMOUNT      CAPITAL      EARNINGS         LOSS         SHARES       AMOUNT     EQUITY
                        ------------      --------     -------      --------   ----------------   ------      -------  ------------

Balance
    December 25, 1998    40,747,668   $    40,748   $   201,158   $   377,147  $   (46,349)     (30,804)  $      (586)  $   572,118

Net income                                                             20,788                                                20,788

Dividends paid -
    common                                                            (17,096)                                              (17,096)

Purchase of
    treasury stock                                                                              (71,000)         (860)         (860)

Foreign currency
    translation
    adjustment                                                                      (27,575)                                (27,575)

Issued under
    incentive plan                                         (101)                                 80,023         1,136         1,035
                        -----------   -----------   -----------   -----------  -----------  -----------   -----------   -----------

Balance
    June 25, 1999        40,747,668   $    40,748   $   201,057   $   380,839  $   (73,924)     (21,781)  $      (310)  $   548,410
                        ===========   ===========   ===========   ===========  ===========  ===========   ===========   ===========


10.       Major Business Groups



FOR SIX MONTHS                        ENGINEERING                               CORPORATE AND
--------------                           AND         ENERGY        POWER         FINANCIAL
                            TOTAL    CONSTRUCTION   EQUIPMENT     SYSTEMS        SERVICE (1)
                            -----    ------------   ---------     -------        -----------
ENDED
-----
JUNE 25, 1999
-------------
Revenues                 $1,891,741   $1,457,623   $  365,673   $   98,049    $  (29,604)
Interest expense(2)          34,785        2,794        6,407       13,905        11,679
Earnings/(loss) before
     income taxes            32,479       53,771       11,157       (6,310)      (26,139)
Income taxes/(benefit)       11,691       19,315        3,455       (1,904)       (9,175)
                         ----------   ----------   ----------   ----------    ----------

Net earnings/(loss)      $   20,788   $   34,456   $    7,702   $   (4,406)   $  (16,964)
                         ==========   ==========   ==========   ==========    ==========


ENDED
-----
JUNE 26, 1998
-------------
Revenues                 $2,088,373   $1,547,806   $  540,010   $   84,821    $  (84,264)
Interest expense             29,520        4,430        3,657       11,165        10,268
Earnings/(loss) before
     income taxes            42,764       48,030       22,407       (6,903)      (20,770)
Income taxes/(benefit)       16,634       17,507        8,251       (1,844)       (7,280)
                         ----------   ----------   ----------   ----------    ----------

Net earnings/(loss)      $   26,130   $   30,523   $   14,156   $   (5,059)   $  (13,490)
                         ==========   ==========   ==========   ==========    ==========


(1) Includes intersegment eliminations
(2) Includes dividend on trust preferred securities.

11.      Consolidating Financial Information

         Separate financial statements and other disclosures with respect to the subsidiary guarantees have not been made because management has determined that such information is not material to holders of the Notes (as defined below).

         The following represents summarized consolidating financial information as of June 25, 1999 with respect to the financial position, and for the six months ended June 25, 1999, for results of operations and cash flows of the Corporation and its wholly-owned and majority-owned subsidiaries. In February 1999 Foster Wheeler USA Corporation, Foster Wheeler Energy Corporation and Foster Wheeler Energy International, Inc. issued guarantees in favor of the holders of the Corporation's 6 3/4% Notes due November 15, 2005 (the "Notes"). Each of the guarantees is full and unconditional, and joint and several. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors. None of the subsidiary guarantors are restricted from making distributions to the Corporation.


                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  June 25, 1999

                                                                GUARANTOR       NON-GUARANTOR
                  ASSETS                            FWC        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                  ------                            ---        ------------     ------------    ------------      ------------

Current assets                                  $  483,293       $360,102        $1,595,227       $(844,119)       $1,594,503
Investment in subsidiaries                         898,920        311,320            51,044      (1,261,284)              -0-
Land, buildings & equipment (net)                   48,378         29,220           619,880          (6,728)          690,750
Notes and accounts receivable - long-term           92,753         11,416           475,575        (476,793)          102,951
Intangible assets (net)                                -0-         89,681           187,358             -0-           277,039
Other non-current assets                           264,677             23           225,023          91,899           581,622
                                                ----------       --------        ----------     -----------        ----------

TOTAL ASSETS                                    $1,788,021       $801,762        $3,154,107     $(2,497,025)       $3,246,865
                                                ==========       ========        ==========     ===========        ==========

    LIABILITIES & STOCKHOLDERS' EQUITY
    ----------------------------------

Current liabilities                             $  420,801       $342,686        $1,512,523     $  (846,063)       $1,429,947
Long-term debt                                     547,959         23,000           583,420        (478,641)          675,738
Other non-current liabilities                      270,851          6,142           224,015         (83,238)          417,770
Preferred trust securities                             -0-            -0-           175,000            -0-            175,000
                                                ----------       --------        ----------     -----------        ----------


TOTAL LIABILITIES                                1,239,611        371,828         2,494,958      (1,407,942)        2,698,455
TOTAL STOCKHOLDERS'
    EQUITY                                         548,410        429,934           659,149      (1,089,083)          548,410
                                                ----------       --------        ----------     -----------        ----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                         $1,788,021       $801,762        $3,154,107     $(2,497,025)       $3,246,865
                                                ==========       ========        ==========     ============       ==========

               CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA

                     For the Six Months Ended June 25, 1999


                                                                 GUARANTOR      NON-GUARANTOR
                                                    FWC        SUBSIDIARIES     SUBSIDIARIES        ELIMINATIONS     CONSOLIDATED
                                                    ---        ------------     ------------        ------------     ------------

Revenues                                      $   15,639        $365,033        $1,679,486           $(168,417)       $1,891,741
Cost of operating revenues                           -0-         351,242         1,489,833            (139,551)        1,701,524
Selling, general and administrative,
  other deductions and minority
  interests                                       37,899          24,504           124,201             (28,866)          157,738


Equity in net earnings of subsidiaries            35,340           7,316               -0-             (42,656)              -0-
                                              ----------        --------        ----------           ---------        ----------


Earnings before income taxes                      13,080         (3,397)            65,452             (42,656)           32,479
Provisions for income taxes                      (7,708)         (4,532)            23,931                 -0-            11,691
                                              ----------        --------        ----------           ---------        ----------

Net earnings                                  $  20,788        $  1,135         $   41,521           $ (42,656)       $   20,788
                                              =========        ========         ==========           =========        ==========

              CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW DATA

                     For the Six Months Ended June 25, 1999


                                                     GUARANTOR    NON-GUARANTOR
                                             FWC    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                             ---    ------------  ------------- ------------  ------------


NET CASH (USED)/PROVIDED BY
   OPERATING ACTIVITIES                  $ (40,123)   $ (18,864)   $    (119)   $   8,487    $ (50,619)
                                         ---------    ---------    ---------    ---------    ---------


CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures                                     (3,010)     (56,720)                  (59,730)
Proceeds from sale of properties                                       2,082                     2,082
Decrease/(increase) in investment            1,820                    16,439       (2,013)      16,246
   and advances
Decrease in short-term investments                                    26,884                    26,884
Other                                                       500       (4,885)                   (4,385)
                                         ---------    ---------    ---------    ---------    ---------
NET CASH PROVIDED/(USED) BY
   INVESTING ACTIVITIES                      1,820       (2,510)     (14,450)      (2,013)     (18,903)
                                         ---------    ---------    ---------    ---------    ---------

CASH FLOW FROM FINANCING
   ACTIVITIES
Dividends to Stockholders                  (17,096)                                            (17,096)
Issuance of trust preferred securities                               169,178                   169,178
Increase in short-term debt                 69,300                     4,901                    74,201
Proceeds from long-term debt                                          24,470                    24,470
Repayment of long-term debt               (170,000)                   (4,348)                 (174,348)
Other                                      143,829       18,011     (156,226)      (6,474)        (860)
                                         ---------    ---------    ---------    ---------    ---------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES                     26,033       18,011       37,975       (6,474)      75,545
                                         ---------    ---------    ---------    ---------    ---------
Effect of exchange rate changes on
   cash and cash equivalents                                         (14,556)                  (14,556)
Decrease in cash and cash equivalents      (12,270)      (3,363)       7,100                    (8,533)
Cash and cash equivalents, beginning
   of period                                13,720        6,552      159,796                   180,068
                                         ---------    ---------    ---------    ---------    ---------
Cash and cash equivalents, end of
   period                                $   1,450    $   3,189    $ 166,896    $     -0-    $ 171,535
                                         =========    =========    =========    =========    =========


12. The Corporation owns a non-controlling equity interest in three cogeneration projects; two of which are located in Italy and one in Chile. In addition, the Corporation owns an equity interest in a hydrogen producing plant in Venezuela. Following is summarized financial information for the Corporation's equity affiliates combined, as well as the Corporation's interest in the affiliates.

                                                      JUNE 25,      DECEMBER 25,
                                                       1999            1998
                                                    -------------   ------------
        BALANCE SHEET DATA:
        -------------------
        Current assets                               $ 87,554           $ 83,871
        Other assets (primarily buildings and
             equipment)                               508,884            541,507
        Current liabilities                            31,778             35,126
        Other liabilities (primarily long-term
             debt)                                    417,632            461,972
        Net assets                                    147,028            128,280

        INCOME STATEMENT DATA:
        ----------------------
        Total revenues                               $ 60,742
        Income before income taxes                     15,924
        Net earnings                                   16,882



         As of June 25, 1999, the Corporation's share of the net earnings and investment in the equity affiliates totaled $9,032 and $105,490, respectively. Dividends of $1,750 were received during the first six months of 1999. The Corporation has guaranteed certain performance obligations of such projects. The Corporation's obligations under such guarantees are approximately $1,500 per year for the three projects. The Corporation has provided a $10,000 debt service reserve letter of credit providing liquidity for debt service payments. No amounts have been drawn under the letter of credit. The earning results for the six months of 1998 were $1,173 for these operations.


13. Subsequent Events: On July 27, 1999, the Corporation announced it had reached a preliminary agreement with holders of a majority of the principal amount of bonds issued in connection with the financing of the Robbins Facility. Under the agreement, the project will be restructured by, among other things, exchanging existing bonds for new bonds, selling the facility to a third-party owner/operator and allowing Foster Wheeler to exit from its operating role.

         Specific elements are that Foster Wheeler will:
         -- Provide subordinated guarantees on $113,000 aggregate principal amount of tax-exempt bonds to be issued by the Village of Robbins, Illinois, in exchange for a portion of the existing bonds, including $95,000 of amortizing 25-year bonds and $18,000 of 10-year accretion bonds with interest paid at maturity;
         -- Pending sale of the facility, operate the facility for up to two years with no operational guarantees and full cost reimbursement;

         -- Pay in October 1999 approximately $5,400 of its existing $55,000 support obligation (the remaining obligations under the $55,000 support will be terminated upon consummation of the exit transaction and the issuance of the $113,000 of Foster Wheeler supported bonds);
         -- Continue to prosecute the retail rate litigation against various Illinois State officials, and,
         -- Cooperate with the bondholders in seeking a new third-party owner/operator for the facility.

         The transaction is subject to due diligence, requires third-party and bondholder approvals and execution of a definitive agreement. After the transaction is consummated, the Corporation does not expect to incur any further operating losses from the Robbins project.

         During the third quarter, assuming that a definitive agreement is executed, the Corporation will take a pretax charge of approximately $210,000. The charge will fully write off all existing obligations of Foster Wheeler related to the Robbins Resource Recovery Facility, including the prepaid lease expense, $20,000 of outstanding bonds issued in conjunction with the equity financing of the facility, transaction expenses and ongoing legal expenses associated with the Retail Rate Law litigation.

         COST REDUCTIONS

         The Corporation's continuing business strategy is to maintain focus on its core business segments in engineering and construction and energy equipment. In order to remain competitive in these segments while improving margins, the Corporation is reducing costs through staff reduction and closure of some smaller operating facilities. These changes include the reduction of approximately 1,600 permanent positions, including 300 overhead and other support positions from its worldwide workforce of 11,000. In addition, approximately 800 agency personnel within the Engineering & Construction Group will be reduced during the course of this year. The positions eliminated will include engineering, clerical, support staff and manufacturing personnel.

         The Corporation expects to take a pretax charge of approximately $35,000 in the third quarter as a result of implementation of this plan. At the end of July, the Corporation is approximately 35% complete with these reductions.

         DIVIDEND REDUCTION

         The Corporation's Board of Directors meeting held on July 27, 1999 reduced the quarterly dividend to $0.06 per share from $0.21 per share, payable on September 15, 1999 to stockholders of record as of August 16, 1999.

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

         RESULTS OF OPERATIONS

         THREE AND SIX MONTHS ENDED JUNE 25, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 26, 1998

                                             CONSOLIDATED DATA

                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                ------------------         ----------------
                               JUNE 25,     JUNE 26,      JUNE 25,    JUNE 26,
                                1999         1998          1999        1998
                             ----------   ----------   ----------   ----------

        Backlog              $  6,991.8   $  7,796.4   $  6,991.8   $  7,796.4
                             ==========   ==========   ==========   ==========
        New orders           $  1,059.4   $  1,369.7   $  1,969.9   $  2,818.6
                             ==========   ==========   ==========   ==========
        Revenues             $    873.7   $  1,050.7   $  1,891.7   $  2,088.4
                             ==========   ==========   ==========   ==========
        Net earnings         $      5.4   $     12.8   $     20.8   $     26.1
                             ==========   ==========   ==========   ==========

         The Corporation's consolidated backlog at June 25, 1999 totaled $6,991.8, which represented a decrease of 10% from the amount reported as of June 26, 1998. This decrease was due primarily to low level of new orders recorded in 1999 by the Engineering and Construction Group. The dollar amount of backlog is not necessarily indicative of the future earnings of the Corporation related to the performance of such work. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which management has determined are likely to be performed. Although backlog represents only business which is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of backlog not to be performed. Backlog is adjusted to reflect project cancellations, deferrals, sale of subsidiaries and revised project scope and cost. This adjustment for the six months ended June 25, 1999 was $277.7, compared with $146.5 for the six months ended June 26, 1998. Furthermore, the Corporation's future award prospects include several large-scale international projects and, because the large size and uncertain timing of these projects can create variability in the Corporation's contract awards, future award trends are difficult to predict.

         New orders awarded for the three and six months ended June 25, 1999 were $1,059.4 and $1,969.9 compared to $1,369.7 and $2,818.6 for the periods ended June 26, 1998. Approximately 59% of new orders booked in the six months ended June 25, 1999 were for projects awarded to the Corporation's subsidiaries located outside the United States. Key countries and geographic areas contributing to new orders awarded for the six months ended June 25, 1999 were the United States, Europe, the Philippines, Malaysia and Eastern Europe.

         Operating revenues decreased in the three months ended June 25, 1999 compared to the three months ended June 26, 1998 to $854.9 from $1,033.8. The most recent six month period reflects a decrease in operating revenue of $208.1 from $2,061.8 in 1998 to $1,853.7. The decrease in the Engineering and Construction Group for the three and six months of 1999 compared to the same periods for 1998 was $80.7 and $96.9, respectively. The Energy Equipment Group decreased for the three and six months of 1999 compared to 1998 by $103.1 and $175.2, respectively.

         Gross earnings, which are equal to operating revenue minus the cost of operating revenue decreased by $18.1 in the six months ended June 25, 1999 as compared with the six months ended June 26, 1998 to $152.2 from $170.3. Gross earnings decreased by $17.5 in the three months ended June 25, 1999 as compared with the three months ended June 26, 1998 to $66.7 from $84.2. The decrease in gross earnings for the three and six month period for 1999 to 1998 can be attributed to the Energy Equipment Group and the Power Systems Group. (See "Engineering and Construction Group" and "Energy Equipment Group" below).

         Selling, general and administrative decreased by 2% in the six months ended June 25, 1999 as compared with the same period in 1998 from $116.9 to $114.3. Selling, general and administrative expense decreased by 2% in the three months ended June 25, 1999 as compared with the same period in 1998, from $60.5 to $59.0

         Other income in the six months ended June 25, 1999 as compared with June 26, 1998 increased to $38.0 from $26.6. Other income in the three months ended June 25, 1999 as compared with June 26, 1998 increased to $18.8 from $16.8. The increase for both the six and three months periods can be attributed to equity earnings offset by lower interest income.

         Other deductions and dividends on Trust Preferred for the six months ended June 25, 1999 were $5.4 higher than that reported in the six months ended June 26, 1998. The increase in other deductions can be attributed to higher interest expense. Interest expense for the six months of 1999 was $34.8 compared to $29.5 for the same period in 1998.

         The effective tax rate was 36.0% for the six months ended June 25, 1999, as compared to 38.9% for the same period in 1998.

         Net earnings for the six months ended June 25, 1999 were $20.8 or $.51 per share-basic compared to $26.1 or $.64 per share-basic for the six months ended June 26, 1998. Net earnings for the three months ended June 25, 1999 were $5.4 or $.13 per share-basic compared to $12.8 or $.32 per share-basic for the three months ended June 26, 1998.

         ENGINEERING AND CONSTRUCTION GROUP


                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                 ------------------       ----------------
                                JUNE 25,    JUNE 26,     JUNE 25,     JUNE 26,
                                 1999        1998          1999        1998
                             ----------   ----------   ----------   ----------

        Backlog              $  5,516.2   $  6,108.2   $  5,516.2   $  6,108.2
                             ==========   ==========   ==========   ==========
        New orders           $    745.1   $  1,148.3   $  1,490.7   $  2,408.0
                             ==========   ==========   ==========   ==========
        Operating revenues   $    642.8   $    723.5   $  1,433.3   $  1,530.2
                             ==========   ==========   ==========   ==========
        Gross earnings
          from operations    $     51.7   $     50.7   $    100.1   $    103.9
                             ==========   ==========   ==========   ==========

         The Engineering and Construction Group ("E&C Group"), had a backlog of $5,516.2 at June 25, 1999, which represented a decrease of $592.0 from June 26, 1998. New orders booked for the six month period ended June 25, 1999 decreased by 38% compared with the period ended June 26, 1998. These decreases were primarily the result of the significant orders taken by the Continental European and United States operating subsidiaries in the first six months of 1998, which were not repeated in 1999. Operating revenues for the six month period ended June 25, 1999 decreased 6% compared to the six month period ended June 26, 1998. Gross earnings from operations decreased by 4% for the six month period ended June 25, 1999, compared with the corresponding period ended June 26, 1998. The gross earnings for the six month period were lower primarily due to the decrease reported by the Italian subsidiary ($12.1), which were offset by an increase in equity earnings of unconsolidated subsidiaries.

         ENERGY EQUIPMENT GROUP

                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                 ------------------       ----------------
                                JUNE 25,    JUNE 26,     JUNE 25,     JUNE 26,
                                 1999        1998          1999        1998
                             ----------   ----------   ----------   ----------

        Backlog              $  1,509.3   $  1,451.9   $  1,509.3   $  1,451.9
                             ==========   ==========   ==========   ==========
        New orders           $    452.2   $    202.4   $    573.9   $    342.5
                             ==========   ==========   ==========   ==========
        Operating revenues   $    191.4   $    294.6   $    360.2   $    535.4
                             ==========   ==========   ==========   ==========
        Gross earnings
          from operations    $     25.2   $     31.9   $     51.2   $     61.2
                             ==========   ==========   ==========   ==========

         The Energy Equipment Group had a backlog of $1,509.3 at June 25, 1999, which represented a 4% increase from June 26, 1998 due primarily to orders awarded in the second quarter of 1999. Approximately 32% of the Energy Equipment Group's backlog as of June 25, 1999 represents orders from Asia. These orders are for large utility size boilers, payments under which are supported by financing agreements guaranteed by United States, European or Japanese export credit agencies. New orders booked for the six month period ended June 25, 1999 increased by 68% from corresponding periods in 1998. This is due to an order taken in the second quarter of 1999 for boilers in Eastern Europe. Operating revenues for the six month period ended June 25, 1999 decreased by 33% primarily due to the low level of new orders booked during 1998. Gross earnings from operations decreased by $10.0 for the six month period ended June 25, 1999 compared with the period ended June 26, 1998, related primarily to the lower level of operating revenues.

         POWER SYSTEMS GROUP

                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                 ------------------       ----------------
                                JUNE 25,    JUNE 26,     JUNE 25,     JUNE 26,
                                 1999        1998          1999        1998
                             ----------   ----------   ----------   ----------

        Backlog              $    173.5   $    271.8   $    173.5   $    271.8
                             ==========   ==========   ==========   ==========
        New orders           $     34.9   $     33.6   $     82.4   $     94.0
                             ==========   ==========   ==========   ==========
        Operating revenues   $     31.4   $     36.8   $     83.2   $     77.2
                             ==========   ==========   ==========   ==========
        Gross (loss)/
          earnings from
          operations         $    (10.9)   $     1.0   $     (0.3)   $     4.0
                             ==========   ==========   ==========   ==========

         The Power Systems Group's gross earnings from operations for the six month period ended June 25, 1999 decreased due to 1999 losses related to the Robbins Facility of $16.2 of which $15.6 was incurred in the second quarter. The second quarter included approximately $12.2 associated with the maintenance and technical enhancements performed, a portion of which was made in anticipating a transfer of Foster Wheeler's interest to other parties. The future earnings of the Power Systems Group will be negatively impacted by the Robbins Facility due to (1) funding of the Corporation's guarantees of $79.6 and (2) the unamortized prepaid lease expense of $42.2. A preliminary agreement has been announced regarding the Robbins Facility that could significantly change the timing and amount of the Robbins losses (see "Subsequent Events" below for details).


         FINANCIAL CONDITION

         The Corporation's consolidated financial condition declined during the six months ended June 25, 1999 as compared to December 25, 1998. Stockholders' equity for the six months ended June 25, 1999 decreased by $23.7, due primarily to changes in the foreign currency translation adjustment of $27.6 and dividends paid of $17.1, offset by earnings of $20.8.

         During the six months ended June 25, 1999, long-term investments in land, buildings and equipment were $59.7 as compared with $58.4 for the comparable period in 1998. Approximately $34.1 was invested in a waste-to-energy project in Italy during the first six months of 1999.

         Since December 25, 1998, long-term debt, including current installments and bank loans, decreased by $75.7, primarily due to payment of debt from the proceeds of Trust Preferred. On January 13, 1999, FW Preferred Capital Trust I, a Delaware business trust, issued $175,000 in Preferred Trust Securities. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9%.

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

         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $171.5 at June 25, 1999, a decrease of $8.5 from fiscal year end 1998. Short-term investments decreased by $27.1 to $34.1. During the six months of fiscal 1999, the Corporation paid $17.1 in dividends to stockholders. Cash used by operating activities amounted to $50.6.

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

         The Corporation estimates payments under the corporate guarantees for the Robbins Facility to be $5.4 in 1999; $13.1 in 2000; $14.3 in 2001;
         and $46.8 in 2002 and thereafter. These foregoing estimates are subject to change based on factors included in the preliminary agreement with the holder of a majority of bonds issued to finance the Robbins Facility (see "Subsequent Events" below for details).

         Management of the Corporation believes that cash and cash equivalents of $171.5 and short-term investments of $34.1 at June 25, 1999, combined with cash flows from operating activities, amounts available under its Revolving Credit Agreements and access to third-party financings in the capital markets will be adequate to meet its working capital and liquidity needs for the foreseeable future. During the second quarter of 1998, the Corporation filed a Registration Statement on Form S-3 relating to up to $300.0 of debt, equity, and other securities, $175.0 of which have been issued as of June 25, 1999.

         The Corporation is reviewing various methods to monetize selected Power Systems assets and will be concentrating on reducing both corporate and project debt, and improving cash flow.

         OTHER MATTERS

         The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970s and prior. As of June 25, 1999, there were approximately 72,100 claims pending. During 1999, approximately 16,400 new claims have been filed and approximately 6,600 have been either settled or dismissed without payment. The Corporation has agreements with insurance carriers covering significantly more than a majority of the potential costs relating to these exposures. The Corporation has recorded, with respect to asbestos litigation, an asset relating to the probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

         In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden Project with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues are not expected to be sufficient to service the debt on outstanding bonds, which were issued to construct the plant and to acquire a landfill for Camden County's use. The debt although reflected in the consolidated financial statements of the Corporation has been issued by the Pollution Control Financing Authority of Camden County. This debt is collateralized by pledging certain revenue and assets of the project but not the plant. The Corporation's obligation is to fund the debt to the extent the project generates a positive cash flow. The Corporation has filed suit against certain involved parties seeking among other things, to void the applicable contracts and agreements governing the Camden Project. Pending final outcome of the litigation and the results of legislative initiatives in New Jersey to resolve the issues relating to the debt obligations associated with the Camden Project, management believes that the plant will continue to operate at full capacity while earning sufficient revenues to cover its fees as operator of the plant. However, at this time, management cannot determine the effect of the foregoing on the Camden Project. The equity partner's interest in the Camden Project will be purchased by the Corporation in December 1999 for approximately $26.0.

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

         SUBSEQUENT EVENTS

         On July 27, 1999, the Corporation announced it had reached a preliminary agreement with holders of a majority of the principal amount of bonds issued in connection with the financing of the Robbins facility. Under the agreement, the project will be restructured by, among other things, exchanging existing bonds for new bonds, selling the facility to a third-party owner/operator and allowing Foster Wheeler to exit from its operating role.

         Specific elements are that Foster Wheeler will:
         -- Provide subordinated guarantees on $113.0 aggregate principal amount of tax-exempt bonds to be issued by the Village of Robbins, Illinois, in exchange for a portion of the existing bonds, including $95.0 of amortizing 25-year bonds and $18.0 of 10-year accretion bonds with interest paid at maturity;
         -- Pending sale of the facility, operate the facility for up to two years with no operational guarantees and full cost reimbursement;
         -- Pay in October 1999 approximately $5.4 of its existing $55.0 support obligation (the remaining obligations under the $55.0 support will be terminated upon consummation of the exit transaction and the issuance of the $113.0 of Foster Wheeler supported bonds);
         -- Continue to prosecute the retail rate litigation against various
            Illinois State officials, and,
         -- Cooperate with the bondholders in seeking a new third-party owner/operator for the facility.

         The transaction is subject to due diligence, requires third-party and bondholder approvals and execution of a definitive agreement. After the transaction is consummated, the Corporation does not expect to incur any further operating losses from the Robbins project.

         During the third quarter, assuming that a definitive agreement is executed, the Corporation will take a pretax charge of approximately $210.0. The charge will fully write off all existing obligations of Foster Wheeler related to the Robbins Resource Recovery Facility, including the prepaid lease expense, $20.0 of outstanding bonds issued in conjunction with the equity financing of the facility, transaction expenses and ongoing legal expenses associated with the Retail Rate Law litigation.

         If the charge relating to the Robbins Facility, discussed above, is taken in 1999, the Corporation will be required to obtain a waiver from the lenders under the Revolving Credit Agreements.


         COST REDUCTIONS

         The Corporation's continuing business strategy is to maintain focus on its core business segments in engineering and construction and energy equipment. In order to remain competitive in these segments while improving margins, the Corporation is reducing costs through staff reduction and closure of some smaller operating facilities. These changes include the reduction of approximately 1,600 permanent positions, including 300 overhead and other support positions from its worldwide workforce of 11,000. In addition, approximately 800 agency personnel within the Engineering & Construction Group will be reduced during the course of this year. The positions eliminated will include engineering, clerical, support staff and manufacturing personnel.

         The annual savings from the reduction in overhead and other support positions and facility closures are expected to be approximately $16-18. The Corporation expects to take a pretax charge of approximately $35.0 in the third quarter as a result of implementation of this plan. At the end of July, the Corporation has completed approximately 35% of these reductions.

         DIVIDEND REDUCTION

         The Corporation's Board of Directors at a meeting held July 27, 1999 reduced the quarterly dividend to $0.06 per share from $0.21 per share, payable on September 15, 1999 to stockholders of record as of August 16, 1999.

         The Board of Directors' decision to reduce the dividend was based on a variety of market factors, and the previously stated goal of improving cash flow. The improved cash flow will further the Corporation's goal of reducing its debt levels and promote financial flexibility in the future conduct of the business.

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

         In 1997, the Y2K Committee prepared a plan to safeguard against interruption of the Corporation's (and its subsidiaries') business activities as a result of Year 2000 Problems. The plan included an Assessment Step, a Testing Step, a Remediation Step and a Confirmation Step. Since 1996 the Corporation and/or its subsidiaries have been investigating the IT and non-IT equipment, software and services they use to identify, evaluate, modify and/or replace goods or services which are not Year 2000 Compliant.

         The Corporation and its subsidiaries have all completed the Assessment Step and are substantially advanced in the Testing and Remediation Steps. Some subsidiaries, such as Foster Wheeler Power Systems, Inc., and its subsidiaries, must wait for scheduled outage periods in order to complete Testing and/or Remediation activities, but all are expected to do so by the third quarter of 1999. All subsidiaries have reported that they have completed at least seventy-five percent (75%) of their Testing Step activities. The primary computerized reporting and control system used by the Corporation and most of its subsidiaries, which was provided by J.D. Edwards, has been confirmed by the vendor to be Year 2000 Compliant.

         LIABILITY EXPOSURE MANAGEMENT

         In 1997 the Corporation formed a group to develop a strategy for managing liability exposures which could result from the Year 2000 Problem (the "Y2K Liaison Group"). Since then the Y2K Liaison Group has developed guidelines for the Corporation's subsidiaries that address future, current and completed contract activities, and has also conducted global conferences for the Corporation's subsidiaries to discuss how those guidelines should be implemented. The Corporation's Executive Committee adopted the Y2K Liaison Group's guidelines as business policies in 1998.

         The Corporation has owned the stock of various companies which are no longer operating or whose stock or assets were sold to others. When the Corporation sold the stock or assets of such companies, it transferred the company's records to the purchaser. The Corporation has evaluated its legal obligations in regard to equipment and software that was created and sold by those companies during the time that the Corporation owned them and has taken steps to manage liability exposures which those companies' activities may present. In some cases, the Corporation was not able to find records that would allow it to identify the nature of the equipment and software or the identities of the owners of the equipment and software.

         THIRD PARTY REVIEW

         In 1998 the Corporation engaged a third party to conduct a review of certain aspects of the Corporation's and its subsidiaries' Business Continuation Plans. This review was completed during November 1998, and the resulting report is being acted on by management. The Corporation also engaged several law firms to prepare reports regarding liabilities which the Corporation and its subsidiaries may face, and recommendations for liability exposure management. This work was completed in August 1998. The Corporation formed a team of in-house lawyers and others to conduct a Y2K legal liability audit of the Corporation. The Corporation engaged an outside law firm to review and report on the adequacy of the audit to identify potential Y2K liability. The audit is expected to be completed during the third quarter of 1999 and a report of the outside law firm is expected to be received during the third quarter of 1999.

         COORDINATION WITH OUTSIDE PARTIES

         The Corporation and its subsidiaries coordinate with insurers, clients, vendors, contractors and trade organizations to keep abreast of Year 2000 matters. The Corporation also has participated and plans to participate in conferences, seminars and other gatherings to improve its Year 2000 readiness condition as the Year 2000 approaches.

         COSTS

         The total cost associated with required modifications to become Year 2000 Compliant is not expected to be material to the Corporation's financial position. The estimated total cost of the Year 2000 Project is approximately $10.0. Items of a capital nature will be capitalized while all other costs will be expensed as incurred. This estimate does not include a share of Year 2000 costs that may be incurred by partnerships and joint ventures in which the Corporation or its subsidiaries participate. The total amount expended on the Business Continuation Plan through June 25, 1999 was $5.5, of which approximately $5.0 related to the cost to repair or replace software and related hardware problems, and approximately $0.5 related to the cost of identifying and communicating with vendors and/or contractors. The estimated future cost of completing implementation of the Business Continuation Plan is estimated to be approximately $4.5. All Year 2000 expenses will be funded from operations.

         CONTINGENCY PLANS

         Although the Corporation and its subsidiaries expect to be ready to continue their business activities without interruption by a Year 2000 Problem, they recognize that they depend on outsiders (such as suppliers, contractors and utility companies) to provide various goods and services necessary for doing business. The Corporation is now developing a contingency plan for itself, and has required each of its subsidiaries to do likewise. Each plan will address alternative arrangements to cope with Year 2000 Problems caused by others, and back-up strategies to follow if a subsidiary's software or equipment does not perform properly, even though it appears now to be Year 2000 Compliant. Draft contingency plans have been prepared by several of the Corporation's subsidiaries. All subsidiaries contingency plans should be finalized by the end of the third quarter 1999.

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

         SAFE HARBOR STATEMENT

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report on Form 10-Q contain forward-looking statements that are based on management's assumptions, expectations and projections about the various industries within which the Corporation operates. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Corporation cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements: changes in the rate of economic growth in the United States and other major international economies, changes in investment by the energy, power and environmental industries, changes in regulatory environment, changes in project schedules, changes in trade, monetary and fiscal policies worldwide, currency fluctuations, outcomes of pending and future litigation, protection and validity of patents and other intellectual property rights and increasing competition by foreign and domestic companies. In addition, there can be no assurance that a definitive agreement with bondholders with respect to the Robbins Facility will be reached, or if reached that the terms will not be materially different from the terms set forth in the preliminary agreement.

         The Corporation's management continues to evaluate the Corporation's condition of readiness relating to the Year 2000 Problem and the costs and risks arising from the Year 2000 Problem, and is designing and developing the Corporation's contingency plan, based on its best estimates of certain factors, which estimates were derived by relying on numerous assumptions about future events. However, there can be no guarantee that these assumptions or estimates have been correctly made, or that there will not be a delay in, or increased costs associated with, the implementation of the Corporation's Business Continuation Plan. A delay in the implementation of the Business Continuation Plans of the Corporation or of the Corporation's subsidiaries could also affect the Corporation's readiness for the Year 2000. Specific factors that might cause actual outcome to differ from the projected outcome include, without limitation, the continued availability and cost of consulting services and of personnel trained in the computer programming necessary for remediation of the Year 2000 issue, the ability to locate and correct all relevant computer code, timely responses by third parties and suppliers, and the ability to implement interfaces between the new systems and the systems not being replaced.

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

                  (a)   EXHIBITS
                   --------

                   EXHIBIT
                   NUMBER          EXHIBIT
                   ------          -------

                   12-1 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges

                   27 Financial Data Schedule (For the informational purposes of the Securities and Exchange Commission only.)

             (b)   REPORTS ON FORM 8-K
                   -------------------
                   None

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FOSTER WHEELER CORPORATION
                                                            (Registrant)



         Date:  AUGUST 5, 1999                        /S/ RICHARD J. SWIFT
               ------------------------              ---------------------
                                                     Richard J. Swift
                                                     (Chairman, President and
                                                      Chief Executive Officer)



         Date:  AUGUST 5, 1999                        /S/ DAVID J. ROBERTS
               ------------------------              ---------------------
                                                     David J. Roberts
                                                     (Vice Chairman and
                                                     Chief Financial Officer)