Form 10-Q
period 1999-09-24
FOSTER WHEELER CORP
filed 1999-11-05
CIK 38321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                        FOR THE TRANSITION PERIOD FROM TO


                         COMMISSION FILE NUMBER 1-286-2


                           FOSTER WHEELER CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


                NEW YORK                              13-1855904
             -------------                          ---------------
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)


  PERRYVILLE CORPORATE PARK, CLINTON, N. J.            08809-4000
  -----------------------------------------         ----------------
  (Address of principal executive offices)             (Zip Code)


  Registrant's telephone number, including area code:    (908)-730-4000
                                                         --------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
  40,725,887 shares of the Corporation's common stock ($1.00 par value) were outstanding as of September 24, 1999.

                           FOSTER WHEELER CORPORATION


                                      INDEX

  Part I              Financial Information:

            Item 1 - Financial Statements:

                      Condensed Consolidated Balance Sheet at
                      September 24, 1999 and December 25, 1998

                      Condensed Consolidated Statement of Earnings and Comprehensive Income Three and Nine Months Ended September 24, 1999 and September 25, 1998

                      Condensed Consolidated Statement of Cash Flows Nine Months Ended September 24, 1999 and
                      September 25, 1998

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


            Item 6 - Exhibits and Reports on Form 8-K

  Signatures

           PART I    FINANCIAL INFORMATION
           ITEM 1 -  FINANCIAL STATEMENTS



                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)



                                                           SEPT. 24, 1999   DECEMBER 25,
                                                            (UNAUDITED)        1998 *
                                                            -----------        ------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ..............................   $   185,484    $   180,068
Short-term investments .................................        26,216         61,223
Accounts and notes receivable ..........................       945,134        857,005
Contracts in process and inventories ...................       450,088        478,481
Prepaid, deferred and refundable income taxes ..........        99,911         66,068
Prepaid expenses .......................................        19,701         29,997
                                                           -----------    -----------
     Total current assets ..............................     1,726,534      1,672,842
                                                           -----------    -----------
Land, buildings and equipment ..........................       999,993      1,015,795
Less accumulated depreciation ..........................       356,065        339,009
                                                           -----------    -----------
     Net book value ....................................       643,928        676,786
                                                           -----------    -----------
Notes and accounts receivable - long-term ..............       107,165        103,612
Investments and advances ...............................       108,223         95,827
Intangible assets, net .................................       275,375        285,245
Prepaid pension cost and benefits ......................       199,756        196,812
Other, including insurance recoveries ..................       260,490        286,886
Deferred income taxes ..................................         4,792          4,291
                                                           -----------    -----------

           TOTAL ASSETS ................................   $ 3,326,263    $ 3,322,301
                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current installments on long-term debt .................   $    20,079    $    19,751
Bank loans .............................................        53,576        107,051
Accounts payable and accrued expenses ..................       642,799        718,337
Estimated costs to complete long-term contracts ........       636,261        563,271
Advance payments by customers ..........................        49,411         56,630
Income taxes ...........................................        49,345         26,626
                                                           -----------    -----------
     Total current liabilities .........................     1,451,471      1,491,666
Corporate and other debt less current installments .....       374,819        540,827
Special-purpose project debt less current installments .       329,749        294,898
Deferred income taxes ..................................        63,757         85,484
Postretirement and other employee benefits other than
     pensions ..........................................       166,514        168,799
Other long-term liabilities and minority interest ......       233,653        168,509
Mandatorily Redeemable Preferred Securities of
     Subsidiary Trust Holding Solely Junior Subordinated
     Deferrable Interest Debentures ....................       175,000           --
                                                           -----------    -----------
           TOTAL LIABILITIES ...........................     2,794,963      2,750,183
                                                           -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock ...........................................        40,748         40,748
Paid-in capital ........................................       201,057        201,158
Retained earnings ......................................       355,486        377,147
Accumulated other comprehensive loss ...................       (65,681)       (46,349)
                                                           -----------    -----------
                                                               531,610        572,704
Less cost of treasury stock ............................           310            586
                                                           -----------    -----------
           TOTAL STOCKHOLDERS' EQUITY ..................       531,300        572,118
                                                           -----------    -----------
           TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY ...................   $ 3,326,263    $ 3,322,301
                                                           ===========    ===========

See notes to financial statements.


  * Reclassified to conform to 1999 presentation, see Note 1.


                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
               (In Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)

                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                            ------------------               -----------------
                                      SEPT. 24, 1999  SEPT. 25, 1998   SEPT. 24, 1999  SEPT. 25, 1998
                                           (A,B)           (C)              (A,B)          (C)
                                      --------------  --------------   --------------  --------------
Revenues:
      Operating revenues ...........   $    940,062    $  1,081,149    $  2,793,790    $  3,142,935
      Other income .................         16,132          23,905          54,145          50,492
                                       ------------    ------------    ------------    ------------

      Total revenues ...............        956,194       1,105,054       2,847,935       3,193,427
                                       ------------    ------------    ------------    ------------

Cost and expenses:
      Cost of operating revenues ...        877,476         994,091       2,579,000       2,885,599
      Selling, general and adminis-
         trative expenses ..........         60,886          62,094         175,141         178,993
      Other deductions/minority
         interest ..................         43,514          67,937          79,691         105,139
      Dividend on preferred security
         of subsidiary trust .......          3,938            --            11,244            --
                                       ------------    ------------    ------------    ------------

      Total costs and expenses .....        985,814       1,124,122       2,845,076       3,169,731
                                       ------------    ------------    ------------    ------------

(Loss)/earnings before income taxes         (29,620)        (19,068)          2,859          23,696
(Benefit)/provision for income taxes         (6,710)         55,183           4,981          71,817
                                       ------------    ------------    ------------    ------------

Net loss ...........................        (22,910)        (74,251)         (2,122)        (48,121)

Other comprehensive income/(loss):
      Foreign currency translation
        adjustment .................          8,243          26,289         (19,332)         10,421
                                       ------------    ------------    ------------    ------------

Comprehensive loss .................   $    (14,667)   $    (47,962)   $    (21,454)   $    (37,700)
                                       ============    ============    ============    ============

Loss per share:
      Basic ........................   $       (.56)   $      (1.82)   $       (.05)   $      (1.18)
                                       ============    ============    ============    ============
      Dilution: ....................   $       (.56)   $      (1.82)   $       (.05)   $      (1.18)
                                       ============    ============    ============    ============

Shares outstanding:
      Basic ........................     40,745,578      40,726,754      40,735,849      40,732,791
      Dilution .....................              *               *               *               *
                                       ------------    ------------    ------------    ------------

      Total diluted ................     40,745,578      40,726,754      40,735,849      40,732,791
                                       ============    ============    ============    ============

Cash dividends paid per
      common share .................   $        .06    $        .21    $        .48    $        .63
                                       ============    ============    ============    ============



a) Includes in the three and nine months ended September 1999, a pre-tax loss for the Robbins Facility (as defined) of $13,200 and $30,600 ($8,600 and $19,900 after tax), respectively.

b) Includes in the three and nine months ended September 1999, a pre-tax charge of $37,600 ($27,600 after tax) for cost realignment.

c) Includes in the three and nine months ended September 1998, a pre-tax loss for the Robbins Facility of $51,400 and $69,300 ($33,400 and $45,000 after tax), respectively, and a provision of $61,300 for an increase in the income tax valuation allowance in the three and nine months ended September 1998.

* The effect of the stock options was not included in the calculation of diluted earnings per share as these options were antidilutive due to the losses in 1999 and 1998.

See notes to financial statements.


                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)


                                                                 NINE MONTHS ENDED
                                                                 -----------------
                                                            SEPT. 24, 1999  SEPT. 25, 1998
                                                            --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...................................................   $  (2,122)    $(48,121)
Adjustments to reconcile net earnings
     to cash flows from operating activities:
Depreciation and amortization ..............................      45,136       45,030
Noncurrent deferred tax ....................................      (1,698)      43,378
Equity earnings, net of dividends ..........................      (7,099)      (4,289)
Other ......................................................       5,659       (2,420)
Robbins Resource Recovery charge ...........................        --         47,014
Changes in assets and liabilities:
Receivables ................................................    (119,239)      27,167
Contracts in process and inventories .......................      19,989      (59,576)
Accounts payable and accrued expenses ......................     (38,617)     (38,136)
Estimated costs to complete long-term contracts ............      86,510      (59,133)
Advance payments by customers ..............................      (5,043)     (28,130)
Income taxes ...............................................     (35,314)         902
Other assets and liabilities ...............................       7,231       (7,073)
                                                                ---------    --------
NET CASH USED BY OPERATING ACTIVITIES ......................     (44,607)     (83,387)
                                                                ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures .......................................    (103,033)    (100,858)
Proceeds from sale of properties ...........................     140,422        2,052
Decrease investments and advances ..........................      26,009        7,462
Decrease in short-term investments .........................      34,760       29,552
Partnership distributions ..................................      (4,385)      (4,256)
                                                                --------     --------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES ...........      93,773      (66,048)
                                                                --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to stockholders ..................................     (19,539)     (25,648)
Proceeds from the exercise of stock options ................        --             51
Repurchase of common stock .................................        (860)        (291)
Mandatorily Redeemable Preferred Securities of
     Subsidiary Trust Holdings Solely Junior Subordinated
     Deferrable Interest Debentures ........................     169,178         --
(Decrease)/increase in short-term debt .....................     (48,103)      29,911
Proceeds from long-term debt ...............................      45,377      108,134
Repayment of long-term debt ................................    (176,267)     (14,587)
                                                                --------     --------
NET CASH (USED)/PROVIDED BY FINANCING ACTIVITIES ...........     (30,214)      97,570
                                                                --------     --------

Effect of exchange rate changes on cash and cash equivalents     (13,536)       9,808
                                                                --------     --------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS ...........       5,416      (42,057)
Cash and cash equivalents at beginning of year .............     180,068      167,417
                                                                 -------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................   $ 185,484    $ 125,360
                                                               =========     ========

Cash paid during period:
Interest (net of amount capitalized) .......................   $  38,501    $  25,305
Income taxes ...............................................   $  22,865    $  22,908





See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


1. The condensed consolidated balance sheet as of September 24, 1999, and the related condensed consolidated statements of earnings and comprehensive income and cash flows for the three and nine month periods ended September 24, 1999 and September 25, 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

           The financial statements and notes are presented in accordance with this Form 10-Q and do not contain certain information included in Foster Wheeler Corporation's Annual Report on Form 10-K for the fiscal year ended December 25, 1998 filed with the Securities and Exchange Commission on March 18, 1999. The Condensed Consolidated Balance Sheet as of December 25, 1998 has been derived from the audited Consolidated Balance Sheet included in the 1998 Annual Report on Form 10-K. A summary of Foster Wheeler Corporation's significant accounting policies is presented on pages 27, 28 and 29 of its 1998 Annual Report on Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the 1998 Annual Report on Form 10-K when reviewing interim financial results. There has been no material change in the accounting policies followed by Foster Wheeler Corporation (hereinafter referred to as "Foster Wheeler" or the "Corporation") during the first nine months of 1999.

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

           In 1999, the Corporation reflected its investment in a joint venture in Chile on the equity method of accounting. The December 1998 balance sheet has been reclassified to conform to the 1999 presentation. This change had no impact on the September and the December 1998 Consolidated Statements of Earnings and Comprehensive Income. The assets and liabilities of the joint venture included in the December balance sheet were as follows: total assets $242,662, total liabilities $182,225 and net assets $60,437.

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

           The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970s and prior. As of September 24, 1999, there were approximately 72,700 claims pending. During 1999, approximately 25,000 new claims were filed and approximately 14,700 were either settled or dismissed without payment. The Corporation has agreements with insurance carriers covering significantly more than a majority of the potential costs relating to these exposures. The Corporation has recorded an asset relating to the probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

           In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden County Waste-to-Energy Project (the "Camden Project") with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues are not expected to be sufficient to service the debt on outstanding bonds, which were issued to construct the plant and to acquire a landfill for Camden County's use. The debt, although reflected in the consolidated financial statements of the Corporation, has been issued by the Pollution Control Financing Authority of Camden County. This debt is collateralized by pledging certain revenue and assets of the Camden Project but not the plant. The Corporation's obligation is to fund the debt to the extent the Camden Project generates a positive cash flow. The Corporation has filed suit against certain involved parties seeking, among other things, to void the applicable contracts and agreements governing the Camden Project. Pending final outcome of the litigation and the results of legislative initiatives in New Jersey to resolve the issues relating to the debt obligations associated with the Camden Project, management believes that the plant will continue to operate at full capacity while earning sufficient revenues to cover its fees as operator of the plant. However, at this time, management cannot determine the effect of the foregoing on the Camden Project. The equity partner's interest in the Camden Project will be purchased by the Corporation in December 1999 for approximately $26,000.


3. The Corporation maintains two revolving credit agreements with a syndicate of banks. One is a short-term revolving credit agreement of $90,000 with a maturity of 364 days and the second is a $270,000 revolving credit agreement with a maturity of four years (collectively, the "Revolving Credit Agreements"). These Revolving Credit Agreements require, among other things, the maintenance of a maximum Consolidated Leverage Ratio and a minimum Consolidated Fixed Charges Coverage Ratio. The Corporation requested and received an amendment to the Consolidated Fixed Charges Coverage Ratio so that the Corporation would not be in default of the covenant at September 24, 1999 as a result of the charges related to cost realignment taken in the third quarter. The Corporation has also requested an amendment to the Consolidated Fixed Charges Coverage Ratio so that Corporation will not be in default of the covenant in future periods as a result of the charges related to the Robbins Facility.

           On January 13, 1999, FW Preferred Capital Trust I, a Delaware business trust owned by the Corporation, issued $175,000 in Trust Preferred Securities. These Trust Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year. The maturity date is January 15, 2029. Foster Wheeler can redeem these Trust Preferred Securities on or after January 15, 2004. The Corporation has a total of $125,000 that has not been issued under its existing shelf registration statement.


4. A total of 4,355,528 shares of common stock were reserved for issuance under the stock option plans; of this total 1,848,916 were not under option.


5. Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed based on the basic plus the dilution of stock options. In the second quarter of 1999, the Corporation adopted a Directors Deferred Compensation and Stock Award Plan (the "Plan"). Under the Plan, each non-employee director is credited annually with share units of the Corporation's common stock. In addition, each non-employee director may elect to defer receipt of compensation for services rendered as a director, which deferred amount is credited to his or her account in the form of share units. The Corporation makes a supplemental contribution equal to 15% of the deferred amount. For the three and the nine months ended September 24, 1999, 15,232 and 24,862 share units, respectively, were credited in participants' accounts and are included in the calculation of basic earnings per share.


6. Interest income and cost for the following periods are:


                              THREE MONTHS ENDED          NINE MONTHS ENDED
                              ------------------          -----------------
                              SEPT. 24,    SEPT. 25,    SEPT. 24,    SEPT. 25,
                                1999         1998         1999        1998
                              ---------    --------     --------     ---------

Interest Income               $ 2,413      $ 3,558      $ 7,804      $14,927
                              =======      =======      =======      =======
Interest Cost                 $19,022      $18,273      $55,868      $53,584
                              =======      =======      =======      =======



           Included in interest cost is interest capitalized on self-constructed assets for the three and the nine months ended September 24, 1999 of $1,106 and $3,167, respectively, compared to $2,965 and $8,755 for the comparable periods in 1998. Included in interest cost is dividends on Trust Preferred Securities which for the three and nine months ended September 24, 1999, amounted to $3,938 and $11,244, respectively.



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


8. In the third quarter 1998, a subsidiary of the Corporation entered into a three-year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The credit risk of uncollectible accounts receivable has been transferred to the purchaser. The Corporation services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other deductions in the Consolidated Statement of Earnings. The agreement contains certain covenants and provides for various events of termination. At September 24, 1999, $41,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the Condensed Consolidated Balance Sheet.

9. Changes in equity for the nine months ended September 24, 1999 were as follows:

                            (In Thousands of Dollars)



                                                                                 ACCUMULATED
                                                                                 OTHER                            TOTAL
                                      COMMON STOCK        PAID-IN      RETAINED  COMPREHENSIVE  TREASURY STOCK    STOCKHOLDERS'
                                  SHARES        AMOUNT    CAPITAL      EARNINGS  LOSS           SHARES    AMOUNT  EQUITY
                                  ------        ------    -------      --------  ----           ------    ------  ------

Balance December 25, 1998        40,747,668    $40,748   $ 201,158    $ 377,147    $(46,349)   (30,804)   $(586)   $ 572,118

Net loss                               --         --          --         (2,122)       --         --       --         (2,122)

Dividends paid - common                --         --          --        (19,539)       --         --       --        (19,539)

Purchase of treasury stock             --         --          --           --          --      (71,000)    (860)        (860)

Foreign currency translation
    adjustment                                                                      (19,332)      --       --        (19,332)

Shares issued under incentive
    plan                               --         --          (101)       --           --       80,023    1,136        1,035
                                -----------    -------   ---------    ---------    --------    -------    -----    ---------

Balance September 24, 1999       40,747,668    $40,748   $ 201,057    $ 355,486    $(65,681)   (21,781)   $(310)   $ 531,300
                                ===========    =======   =========    =========    ========    =======    =====    =========



10.   Major Business Groups



FOR NINE MONTHS
---------------                                     ENGINEERING                          CORPORATE AND
                                                       AND         ENERGY     POWER      FINANCIAL
                                        TOTAL      CONSTRUCTION   EQUIPMENT  SYSTEMS(3)  SERVICES (1)
                                        -----      ------------   ---------  ----------  ------------
ENDED
-----
SEPTEMBER 24, 1999
------------------
Revenues                              $ 2,847,935    $2,167,453   $600,926   $ 144,332    $ (64,776)
Interest expense(2)                        52,700         4,815     10,129      24,306       13,450
Earnings/(loss) before income taxes         2,859        60,645     14,413     (14,156)     (58,043)
Income taxes/(benefit)                      4,981        23,367      4,278      (4,043)     (18,621)
                                      -----------    ----------   --------   ---------    ---------
Net (loss)/earnings(4)                $    (2,122)   $   37,278   $ 10,135   $ (10,113)   $ (39,422)
                                      ===========    ==========   ========   =========    =========


ENDED
-----
SEPTEMBER 25, 1998
------------------
Revenues                              $ 3,193,427    $2,364,736   $808,868   $ 140,701    $(120,878)
Interest expense                           44,829         6,867      6,004      16,857       15,101
Earnings/(loss) before income taxes        23,696        72,007     36,644     (52,356)     (32,599)
Income taxes/(benefit)                     71,817        25,541     13,811      43,805      (11,340)
                                      -----------    ----------   --------   ---------    ---------
Net (loss)/earnings                   $   (48,121)   $   46,466   $ 22,833   $ (96,161)   $ (21,259)
                                      ===========    ==========   ========   =========    =========



(1)    Includes intersegment eliminations
(2)    Includes dividend on Trust Preferred Securities.
(3) Includes losses recorded for the Robbins Facility in 1999 of $30,600 pre-tax ($19,900 after tax) and in 1998 of $69,300 pre-tax ($45,000 after tax) and an increase in the income tax valuation allowance of $61,300.
(4) Includes in 1999 cost realignment charges of $37,600 pre-tax ($27,600 after tax), the pre-tax charge per group is: Engineering and Construction $19,600 Energy Equipment $2,500, and Corporate & Financial $15,500.

11.        Consolidating Financial Information

           The following represents summarized consolidating financial information as of September 24, 1999 with respect to the financial position, and for the nine months ended September 24, 1999, for results of operations and cash flows of the Corporation and its wholly-owned and majority-owned subsidiaries. In February 1999 Foster Wheeler USA Corporation, Foster Wheeler Energy Corporation and Foster Wheeler Energy International, Inc. issued guarantees in favor of the holders of the Corporation's 6 3/4% Notes due November 15, 2005 (the "Notes"). Each of the guarantees is full and unconditional, and joint and several. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors. None of the subsidiary guarantors are restricted from making distributions to the Corporation.


                      CONDENSED CONSOLIDATING BALANCE SHEET
                               September 24, 1999

                                                          GUARANTOR    NON-GUARANTOR
                       ASSETS                     FWC    SUBSIDIARIES  SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                       ------                     ---    ------------  ------------    ------------   ------------

Current assets                                $  459,937   $331,535     $1,804,300     $  (869,238)      $1,726,534
Investment in subsidiaries                       864,262    320,136         75,901      (1,260,299)
Land, buildings & equipment (net)                 49,008     29,215        572,332          (6,627)        643,928
Notes and accounts receivable - long-term         91,568      9,917        483,315        (477,635)        107,165
Intangible assets (net)                                      89,069        186,306                         275,375
Other non-current assets                         267,365     52,793        172,231          80,872         573,261
                                              ----------   --------     ----------     -----------      ----------

TOTAL ASSETS                                  $1,732,140   $832,665     $3,294,385     $(2,532,927)     $3,326,263
                                              ==========   ========     ==========     ===========      ==========

         LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities                           $  374,449   $365,157     $1,583,097     $  (871,232)     $1,451,471
Long-term debt                                   559,901     23,000        600,341        (478,674)        704,568
Other non-current liabilities                    266,490      6,140        273,974         (82,680)        463,924
Preferred trust securities                                                 175,000                         175,000
                                              ----------   --------     ----------     -----------      ----------

TOTAL LIABILITIES                              1,200,840    394,297      2,632,412      (1,432,586)      2,794,963
TOTAL STOCKHOLDERS'
    EQUITY                                       531,300    438,368        661,973      (1,100,341)        531,300
                                              ----------   --------     ----------     -----------      ----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                       $1,732,140   $832,665     $3,294,385     $(2,532,927)     $3,326,263
                                              ==========   ========     ==========     ===========      ==========



               CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA

                  For the Nine Months Ended September 24, 1999


                                                       GUARANTOR      NON-GUARANTOR
                                           FWC       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                           ---       ------------     ------------    ------------  ------------

Revenues                                 $  58,140    $   526,876    $ 2,543,953    $  (281,034)   $ 2,847,935
Cost of operating revenues                                495,989      2,316,837       (233,826)     2,579,000
Selling, general and administrative,
  Other deductions and minority
  interests                                 79,612         36,872        196,800        (47,208)       266,076


Equity in net earnings of subsidiaries       1,896         12,341                       (14,237)
                                         ---------    -----------    -----------    -----------    -----------
(Loss)/earnings before income taxes        (19,576)         6,356         30,316        (14,237)         2,859
(Benefit)/provision for income taxes       (17,454)        (2,647)        25,082                         4,981
                                         ---------    -----------    -----------    -----------    -----------
Net (loss)/earnings                      $  (2,122)   $     9,003    $     5,234    $   (14,237)   $    (2,122)
                                         =========    ===========    ===========    ===========    ===========



               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW DATA

                  For the Nine Months Ended September 24, 1999

                                                                  GUARANTOR        NON-GUARANTOR
                                                 FWC             SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                 ---             ------------      ------------     ------------     ------------

NET CASH (USED)/PROVIDED BY
   OPERATING ACTIVITIES                         $   (26,862)       $   25,812       $   (53,190)    $     9,633       $  (44,607)
                                                -----------        -----------      -----------    ------------       ----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures                                                   (4,738)          (98,295)                        (103,033)
Proceeds from sale of properties                                                        140,422                          140,422
Decrease in investment and advances                  10,462                              15,184             363           26,009
Decrease in short-term investments                                                       34,760                           34,760
Other                                                                     500            (4,885)                          (4,385)
                                                -----------        -----------      -----------    ------------       ----------
NET CASH PROVIDED/(USED) BY
   INVESTING ACTIVITIES                              10,462            (4,238)           87,186             363           93,773
                                                -----------        -----------      -----------    ------------       ----------

CASH FLOW FROM FINANCING
   ACTIVITIES
Dividends to Stockholders                           (19,539)                                                             (19,539)
Issuance of trust preferred securities                                                  169,178                          169,178
Decrease/increase in short-term debt                (20,000)                            (28,103)                         (48,103)
Proceeds from long-term debt                                                             45,377                           45,377
Repayment of long-term debt                        (168,000)                             (8,267)                        (176,267)
Other                                               220,455           (24,710)         (186,609)         (9,996)            (860)
                                                -----------        -----------      -----------    ------------       ----------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES                              12,916           (24,710)           (8,424)         (9,996)         (30,214)
                                                -----------        -----------      -----------    ------------       ----------
Effect of exchange rate changes on
   Cash and cash equivalents                                                            (13,536)                         (13,536)
(Decrease)/Increase in cash and cash
equivalents                                          (3,484)           (3,136)           12,036                            5,416
Cash and cash equivalents, beginning of period
                                                     13,720             6,552           159,796                          180,068
                                                -----------        -----------      -----------    ------------       ----------
Cash and cash equivalents, end of
   period                                       $    10,236       $     3,416         $ 171,832    $          0        $ 185,484
                                                ===========       ============        ==========   =============       =========



12. The Corporation owns a non-controlling equity interest in three cogeneration projects; two of which are located in Italy and one in Chile. In addition, the Corporation owns an equity interest in a hydrogen producing plant in Venezuela. Following is summarized financial information for the Corporation's equity affiliates combined, as well as the Corporation's interest in the affiliates.



                                                              SEPTEMBER 24, 1999         DECEMBER 25, 1998
                                                              ------------------         -----------------
                BALANCE SHEET DATA:
                Current assets                                      $  90,289                  $   83,871
                Other assets (primarily buildings
                     and equipment)                                   516,701                     541,507
                Current liabilities                                    34,964                      35,126
                Other liabilities (primarily long-
                     term debt)                                       436,942                     461,972
                Net assets                                            135,084                     128,280

                INCOME STATEMENT DATA FOR NINE MONTHS:
                Total revenues                                      $  84,016
                Income before income taxes                             18,184
                Net earnings                                           19,174


           As of September 24, 1999, the Corporation's share of the net earnings and investment in the equity affiliates totaled $10,349 and $108,223, respectively. Dividends of $3,250 were received during the first nine months of 1999. The Corporation has guaranteed certain performance obligations of such projects. The Corporation's obligations under such guarantees are approximately $1,500 per year for the three projects. The Corporation has provided a $10,000 debt service reserve letter of credit providing liquidity for debt service payments. No amounts have been drawn under the letter of credit. The earnings results for the nine months of 1998 were $1,901 for these operations.


13. On October 21, 1999, the Corporation announced it had reached an agreement with the holders of approximately 80% of the principal amount of bonds issued in connection with the financing of a waste-to-energy plant located in the Village of Robbins, Illinois (the "Robbins Facility"). Under the agreement, the $320,000 aggregate principal amount of existing bonds will be exchanged for $273,000 aggregate principal amount of new bonds, $113,000 of which will be funded by payments from the Corporation, and the Corporation will exit from its operating role.

              Specific elements of the agreement are as follows:

- The new Corporation-supported bonds will consist of (a) $95,000 aggregate principal amount of 7.25% amortizing terms bonds, $17,845 of which mature of October 15, 2009 and $77,155 of which mature on October 15, 2024 and (b) $18,000 aggregate principal amount of 7% accretion bonds maturing on October 15, 2009 with all interest to be paid at maturity;

- The Corporation will continue to operate the Robbins Facility until the earlier of the sale of the Robbins Facility or October 15, 2001, on a full-cost reimbursable basis with no operational or performance guarantees;

- Any remaining obligations of the Corporation under the $55,000 additional credit support facility in respect of the existing bonds will be terminated.

- The Corporation will continue to prosecute certain pending litigation (the "Retail Rate Litigation") against various officials of the State of Illinois; and

- The Corporation will cooperate with the bondholders in seeking a new owner/operator for the Robbins Facility.

       The Corporation does not expect to incur any further operating losses from the Robbins Facility since it will be operating the Robbins Facility for the limited term described above only as custodian for the bondholders and will be reimbursed all of its costs.

       In the fourth quarter of 1999, the Corporation will take a pretax charge of approximately $214,000. The charge will fully write off all existing obligations of the Corporation related to the Robbins Facility, including the (a) prepaid lease expense, (b) $20,350 of outstanding bonds issued in conjunction with the equity financing of the Robbins Facility and (c) transaction expenses. The liability for all of the Corporation-supported bonds will be recorded at the net present value of $133,350. The Corporation is considered to be the primary obligor on these bonds. The ongoing legal expenses relating to the Retail Rate Litigation will be expensed as incurred.

14. The Corporation's continuing business strategy is to maintain focus on its core business segments in engineering and construction, and energy equipment. In order to remain competitive in these segments while improving margins, the Corporation is reducing costs through staff reduction and closure of some smaller operating facilities. These changes include the reduction of approximately 1,600 permanent positions, including 500 overhead and other support positions from its worldwide workforce of 11,000. In addition, approximately 800 agency personnel within the Engineering & Construction Group will be reduced during the course of this year. The positions eliminated will include engineering, clerical, support staff and manufacturing personnel.

       In connection with this cost realignment plan, the Corporation recorded charges in the third quarter of 1999 of approximately $37,600 ($27,600 after-tax). The pre-tax charge by group was as follows: $19,600 for Engineering and Construction, $2,500 for Energy Equipment and $15,500 for Corporate and Financial. Approximately $22,600 represents employee severance costs and related benefits and the balance represents asset write-downs and provisions for closing some offices. The cost realignment plan, when complete, should result in substantial cost savings. It is anticipated that the plan will be complete prior to the end of the first quarter 2000. The cash remaining to be spent is approximately $17,500.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In Millions of Dollars, except per Share Amounts)

           The following is Management's Discussion and Analysis of certain significant factors that have affected the financial condition and results of operations of the Corporation for the periods indicated below. This discussion and analysis should be read in conjunction with the 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 1999.

           RESULTS OF OPERATIONS

           THREE AND NINE MONTHS ENDED SEPTEMBER 24, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 25, 1998

                                CONSOLIDATED DATA

                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                      ------------------                   -----------------
                            SEPT. 24, 1999         SEPT.25, 1998       SEPT. 24, 1999  SEPT. 25, 1998
                            --------------         -------------       --------------  --------------

            Backlog           $ 6,590.9               $7,871.8           $ 6,590.9        $7,871.8
                               ========             ==========           =========       ==========
            New orders          $ 710.1               $1,312.8           $ 2,680.0        $4,131.4
                               ========             ==========           =========       ==========
            Revenues            $ 956.2               $1,105.0           $ 2,847.9        $3,193.4
                               ========             ==========           =========       ==========
            Net loss           $ (22.9)             $   (74.3)              $ (2.1)      $   (48.1)
                               ========             ==========           =========       ==========



           On October 21, 1999, the Corporation announced that it had reached an agreement with the holders of approximately 80% in aggregate amount of the bond issued in connection with the Robbins Facility, which will allow it to exit from its operating role. The table below reflects the Corporation's results excluding the impact of the Robbins Facility losses and the 1999 cost realignment plan.



                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      ------------------                    -----------------
                                              SEPT. 24, 1999    SEPT. 25, 1998      SEPT. 24, 1999       SEPT. 25, 1998
                                              --------------    --------------      --------------       --------------

   (LOSS)/EARNINGS BEFORE INCOME TAXES
     AS REPORTED                              $    (29.6)            $ (19.1)            $      2.9         $   23.7
     -----------
   Adjustment for:
     Robbins                                        13.2                51.4                   30.6             69.3
     Cost realignment plan                          37.6                -                      37.6             -
                                              ----------             -------             ----------         --------
   As adjusted                                $     21.2             $  32.3              $    71.1         $   93.0
                                              ==========             ========             =========         ========

   NET (LOSS)/EARNINGS AS REPORTED             $   (22.9)            $ (74.3)            $     (2.1)        $  (48.1)
   -------------------------------
   Adjusted for:
     Robbins                                         8.6                94.7                   19.9            106.3
     Cost realignment plan                          27.6                  -                    27.6              -
                                              ----------             -------             ----------         --------
   As adjusted                                $     13.3            $   20.4             $     45.4        $    58.2
                                              ==========            ========             ==========        =========


The Corporation's consolidated backlog at September 24, 1999 totaled $6,590.9, which represented a decrease of 16% from the amount reported as of September 25, 1998. This decrease was due primarily to a lower amount of new orders recorded in 1999 by the Engineering and Construction Group compared to the relevant periods in 1998. The dollar amount of backlog is not necessarily indicative of the future earnings of the Corporation related to the performance of such work. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which management has determined are likely to be performed. Although backlog represents only business which is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of backlog not to be performed. Backlog is adjusted to reflect project cancellations, deferrals, sale of subsidiaries and revised project scope and cost. This reduction for the nine months ended September 24, 1999 was $555.8, compared with $467.2 for the nine months ended September 25, 1998. Furthermore, the Corporation's future award prospects include several large-scale international projects and, because the large size and uncertain timing of these projects can create variability in the Corporation's contract awards, future award trends are difficult to predict.

New orders awarded for the three and nine months ended September 24, 1999 were $710.1 and $2,680.0 compared to $1,312.8 and $4,131.4 for the periods ended September 25, 1998. Approximately 60% of new orders booked in the nine months ended September 24, 1999 were for projects awarded to the Corporation's subsidiaries located outside of the United States. Key countries and geographic areas contributing to new orders awarded for the nine months ended September 24, 1999 were the United States, Europe, the Philippines, Malaysia and Eastern Europe.

Operating revenues decreased in the three months ended September 24, 1999 compared to the three months ended September 25, 1998 to $940.1 from $1,081.1. The most recent nine month period reflects a decrease in operating revenue of $349.1 from $3,142.9 in 1998 to $2,793.8. The decrease in the Engineering and Construction Group for the three and nine months of 1999 compared to the same periods for 1998 was $103.7 and $200.6, respectively. The Energy Equipment Group's revenues decreased for the three and nine months of 1999 compared to 1998 by $36.6 and $211.7, respectively.

Gross earnings, which are equal to operating revenues minus the cost of operating revenues, decreased by $42.5 in the nine months ended September 24, 1999 as compared with the nine months ended September 25, 1998 to $214.8 from $257.3. Approximately $4.6 of the decrease for nine months is related to the Robbins Facility and $17.5 is related to the cost realignment plan. The balance is attributed to lower revenues in the Energy Equipment Group. Gross earnings decreased by $24.5 in the three months ended September 24, 1999 as compared with the three months ended September 25, 1998 to $62.6 from $87.1 primarily due to the cost realignment plan charge of $17.5.

Selling, general and administrative decreased slightly for the three and nine month periods ended September 24, 1999 as compared with the same periods in 1998.

Other income in the nine months ended September 24, 1999 as compared with September 25, 1998 increased to $54.1 from $50.5. The increase for the nine months of 1999 compared to 1998 can be attributed to equity earnings in 1999 higher than 1998 offset by lower interest income and gain on the sale of investments in 1998. Other income in the three months ended September 24, 1999 as compared with September 25, 1998 decreased to $16.1 from $23.9. The decrease for three months of 1999 compared to 1998 was due to lower interest income and gain on sale of investments offset by higher equity earnings in 1999.

Other deductions and dividends on Trust Preferred Securities for the nine months ended September 24, 1999 were $14.5 lower than that reported in the nine months ended September 25, 1998. The decrease in other deductions can be attributed to the $47.0 of charges related to the Robbins Facility in 1998 offset by higher interest expense for 1999 and the cost realignment plan charge of $15.0. Interest expense for the nine months of 1999 was $52.7 compared to $44.8 for the same period in 1998. Other deductions and dividends on Trust Preferred

Securities for the three month period ended September 1999 decreased by $19.9 in comparison to 1998. The decrease is primarily due to the $47.0 Robbins write-down in 1998 offset by the cost realignment plan charge of $15.0, higher interest expense of $2.6, and Robbins Facility transaction charges of $2.5.

During the third quarter of 1998, the valuation allowance was increased by $61.3, which caused a corresponding increase in the tax provisions for both the three and nine months ended September 25, 1998. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax assets (after consideration of the valuation allowance) will be realized. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed.

The effective tax rate for the three and nine months ended September 24, 1999 was 22.7% and 174.2%, respectively. The primary cause for these rates were lower foreign tax rates and certain realignment costs disallowed in foreign countries.

Net loss for the nine months ended September 24, 1999 was $2.1, or $.05 per share, compared to $48.1, or $1.18 per share, for the nine months ended September 25, 1998. Net loss for the three months ended September 24, 1999 were $22.9, or $.56 per share, compared to $74.3, or $1.82 per share, for the three months ended September 25, 1998.

Without the Robbins Facility losses for 1999 and 1998 and the cost realignment charge in 1999, net earnings and earnings per share for the nine months and three months of 1999 would have been $45.4 (per share $1.12) and $13.3 (per share $.33) respectively, compared to 1998 nine and three months of $58.2 (per share $1.43) and $20.4 (per share $.50) respectively.


ENGINEERING AND CONSTRUCTION GROUP

                                           THREE MONTHS ENDED                          NINE MONTHS ENDED
                                           ------------------                          -----------------
                                    SEPT. 24, 1999     SEPT. 25, 1998            SEPT. 24, 1999   SEPT. 25, 1998
                                    --------------     --------------            --------------   --------------

Backlog                                 $5,191.4            $6,212.8               $5,191.4           $6,212.8
                                        ========            ========               ========           ========
New orders                             $   559.4            $1,069.2               $2,050.1           $3,477.2
                                        ========            ========               ========           ========
Operating revenues                     $   703.7           $   807.4               $2,137.0           $2,337.6
                                        ========            ========               ========           ========
Gross earnings
  From operations                      $    55.2           $    48.9              $   155.3           $  152.8
                                        ========            ========               ========           ========


The Engineering and Construction Group ("E&C Group"), had a backlog of $5,191.4 at September 24, 1999, which represented a decrease of $1,021.4 from September 25, 1998. New orders booked for the nine-month period ended September 24, 1999 decreased by 41% compared with the period ended September 25, 1998. These decreases were primarily the result of the significant orders taken by the Continental European and United States operating subsidiaries in the first nine months of 1998, which were not repeated in 1999. Operating revenues for the nine-month period ended September 24, 1999 decreased 8.6% compared to the nine-month period ended September 25, 1998. The gross earnings above excluded the charge in September 1999 for the cost realignment of $14.6. Gross earnings from operations increased slightly for the nine months ended September 1999 compared to September 1998. The gross earnings from operations from the three-month period ending September 1999 compared to September 1998 increased $6.3 primarily due to the operations of Continental Europe.



ENERGY EQUIPMENT GROUP

                                     THREE MONTHS ENDED                                  NINE MONTHS ENDED
                                     ------------------                                  -----------------
                           SEPT. 24, 1999          SEPT. 25, 1998           SEPT. 24, 1999          SEPT. 25, 1998
                           --------------          --------------           --------------          --------------

Backlog                        $1,408.9               $1,425.8             $ 1,408.9                   $1,425.8
                               ========               ========             =========                   ========
New orders                    $   120.8               $  240.1            $    694.7                  $   582.6
                               ========               ========             =========                   ========
Operating revenues            $   230.6               $  267.2            $    590.8                  $   802.5
                               ========               ========             =========                   ========
Gross earnings from
  Operations                 $     23.2               $   34.0           $      74.4                  $    95.2
                               ========               ========             =========                   ========


The Energy Equipment Group had a backlog of $1,408.9 at September 24, 1999, which represented a slight decrease from September 25, 1998. Approximately 32% of the Energy Equipment Group's backlog as of September 24, 1999 represents orders from Asia. These orders are for large utility-size boilers, payments under which are supported by financing agreements guaranteed by United States, European or Japanese export credit agencies. New orders booked for the nine-month period ended September 24, 1999 increased by 19% from the corresponding period in 1998. This is due to an order taken in the second quarter of 1999 for boilers in Eastern Europe. Operating revenues for the nine-month period ended September 24, 1999 decreased by 26% from the corresponding period in 1998 primarily due to the low level of new orders booked during 1998.




POWER SYSTEMS GROUP

                                        THREE MONTHS ENDED                                NINE MONTHS ENDED
                                        ------------------                                -----------------
                              SEPT. 24, 1999      SEPT. 25, 1998        SEPT. 24, 1999           SEPT. 25, 1998
                              --------------      --------------        --------------           --------------

Backlog                         $    174.1          $  268.4             $   174.1                  $  268.4
                                ==========          ========             =========                  ========
New orders                      $     38.2         $    37.3             $   120.7                  $  131.3
                                ==========          ========             =========                  ========
Operating revenues              $     37.7         $    40.7             $   120.9                  $  117.9
                                ==========          ========             =========                  ========
Gross (loss)/
   Earnings from
   Operations                   $      1.1         $     4.0             $      .8                  $    7.9
                                ==========          ========             =========                  ========


The Power Systems Group's gross earnings from operations for the nine-month period ended September 24, 1999 decreased by $7.1 of which $4.6 was due to Robbins Facility. The third quarter decrease of $2.9 was primarily due to Robbins Facility.


On October 21, 1999, the Corporation announced it had reached an agreement with the holders of approximately 80% of the principal amount of bonds issued in connection with the financing of a waste-to-energy plant located in the Village of Robbins, Illinois (the "Robbins Facility"). Under the agreement, the $320.0 aggregate principal amount of existing bonds will be exchanged for $273.0 aggregate principal amount of new bonds, $113.0 of which will be funded by payments from the Corporation, and the Corporation will exit from its operating role.

         Specific elements of the agreement are as follows:

- The new Corporation-supported bonds will consist of (a) $95.0 aggregate principal amount of 7.25% amortizing terms bonds, $17.8 of which mature of October 15, 2009 and $77.2 of which mature on October 15, 2024 and
         (b) $18.0 aggregate principal amount of 7% accretion bonds maturing on October 15, 2009 with all interest to be paid at maturity;
- The Corporation will continue to operate the Robbins Facility until the earlier of the sale of the Robbins Facility or October 15, 2001, on a full-cost reimbursable basis with no operational or performance guarantees;
- Any remaining obligations of the Corporation under the $55.0 additional credit support facility in respect of the existing bonds will be terminated.
- The Corporation will continue to prosecute certain pending litigation (the "Retail Rate Litigation") against various officials of the State of Illinois; and
- The Corporation will cooperate with the bondholders in seeking a new owner/operator for the Robbins Facility.

The Corporation does not expect to incur any further operating losses from the Robbins Facility since it will be operating the Robbins Facility for the limited term described above only as custodian for the bondholders and will be reimbursed all of its costs.

In the fourth quarter of 1999, the Corporation will take a pretax charge of approximately $214.0. The charge will fully write off all existing obligations of the Corporation related to the Robbins Facility, including the (a) prepaid lease expense, (b) $20.4 of outstanding bonds issued in conjunction with the equity financing of the Robbins Facility and (c) transaction expenses. The liability for all of the Corporation-supported bonds will be recorded at the net present value of $133.4. The Corporation is considered to be the primary obligor on these bonds. The ongoing legal expenses relating to the Retail Rate Litigation will be expensed as incurred.


FINANCIAL CONDITION

The Corporation's consolidated financial condition declined during the nine months ended September 24, 1999 as compared to December 25, 1998. Stockholders' equity for the nine months ended September 24, 1999 decreased by $40.8, due primarily to changes in the foreign currency translation adjustment of $19.3, dividends paid of $19.5, and a net loss of $2.1.

During the nine months ended September 24, 1999, long-term investments in land, buildings and equipment were $103.0 as compared with $100.9 for the comparable period in 1998. Approximately $57.0 was invested in a waste-to-energy project in Italy during the first nine months of 1999.

Since December 25, 1998, long-term debt, including current installments and bank loans, decreased by $179.0, primarily due to payment of debt from the proceeds of the issuance of Trust Preferred Securities (as described below) and from $129.4 in the sale/leaseback of an office building in the United Kingdom. On January 13, 1999, FW Preferred Capital Trust I, a Delaware business trust owned by the Corporation, issued $175.0 in Preferred Trust Securities. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9%.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $185.5 at September 24, 1999, an increase of $5.4 from fiscal year end 1998. Short-term investments decreased by $34.8 to $26.2. During the nine months of fiscal 1999, the Corporation paid $19.5 in dividends to stockholders. Cash used by operating activities amounted to $44.6.

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

The Revolving Credit Agreements require, among other things, the maintenance of a maximum Consolidated Leverage Ratio and a minimum Consolidated Fixed Charges Coverage Ratio. The Corporation requested and received an amendment to the fixed charges Coverage Ratio so that the Corporation would not be in default of the covenant at September 24, 1999 as a result of the charges related to cost realignment taken in the third quarter. The Corporation has also requested an amendment to the Fixed Charges Coverage Ratio so that Corporation will not be in default of the covenant in future periods as a result of the charges related to the Robbins Facility.

The Corporation expects the banks that are party to the Revolving Credit Agreements to approve the amendment.

Management of the Corporation believes that cash and cash equivalents of $185.5 and short-term investments of $26.2 at September 24, 1999, combined with cash flows from operating activities, amounts available under its Revolving Credit Agreements and access to third-party financings in the capital markets will be adequate to meet its working capital and liquidity needs for the foreseeable future. During the second quarter of 1998, the Corporation filed a Registration Statement on Form S-3 relating to up to $300.0 of debt, equity, and other securities, $175.0 of which have been issued as of September 24, 1999.

The Corporation's Board of Directors reduced the quarterly common stock dividend in the third quarter of fiscal 1999 from $0.21 per share paid in the third quarter of fiscal 1998 to $0.06 per share.

OTHER MATTERS

The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970s and prior. As of September 24, 1999, there were approximately 72,700 claims pending. During 1999, approximately 25,000 new claims have been filed and approximately 14,700 have been either settled or dismissed without payment. The Corporation has agreements with insurance carriers covering significantly more than a majority of the potential costs relating to these exposures. The Corporation has recorded, with respect to asbestos litigation, an asset relating to the probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden Project with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues are not expected to be sufficient to service the debt on outstanding bonds, which were issued to construct the plant and to acquire a landfill for Camden County's use. The debt, although reflected in the consolidated financial statements of the Corporation, has been issued by the Pollution Control Financing Authority of Camden County. This debt is collateralized by pledging certain revenue and assets of the Camden Project but not the plant. The Corporation's obligation is to fund the debt to the extent the Camden Project generates a positive cash flow. The Corporation has filed suit against certain involved parties seeking, among other things, to void the applicable contracts and agreements governing the Camden Project. Pending final outcome of the litigation and the results of legislative initiatives in New Jersey to resolve the issues relating to the debt obligations associated with the Camden Project, management believes that the plant will continue to operate at full capacity while earning sufficient revenues to cover its fees as operator of the plant. However, at this time, management cannot determine the effect of the foregoing on the Camden Project. The equity partner's interest in the Camden Project will be purchased by the Corporation in December 1999 for approximately $26.0.

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

COST REALIGNMENT

The Corporation's continuing business strategy is to maintain focus on its core business segments in engineering and construction, and energy equipment. In order to remain competitive in these segments while improving margins, the Corporation is reducing costs through staff reduction and closure of some smaller operating facilities. These changes include the reduction of approximately 1,600 permanent positions, including 500 overhead and other support positions from its worldwide workforce of 11,000. In addition, approximately 800 agency personnel within the Engineering & Construction Group will be reduced during the course of fiscal 1999. The positions eliminated will include engineering, clerical, support staff and manufacturing personnel.

In connection with this cost realignment plan, the Corporation recorded charges in the third quarter of 1999 of approximately $37.6 ($27.6 after-tax). The pre-tax charge by group was as follows: $19.6 for Engineering and Construction, $2.5 for Energy Equipment and $15.5 for Corporate and Financial. Approximately $22.6 represents employee severance costs and the related benefits and the balance represents asset write-downs and provisions for closing some offices. The cost realignment plan when complete, should result in substantial cost savings. It is anticipated that the plan will be complete prior to the end of the first quarter 2000. The cash remaining to be spent is approximately $17.5.

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

The Corporation and its subsidiaries have all completed the Assessment Step and are substantially advanced in the Testing and Remediation Steps. Some subsidiaries, such as Foster Wheeler Power Systems, Inc., and its subsidiaries, must wait for scheduled outage periods in order to complete Testing and/or Remediation activities, but all are expected to do so by the end of November 1999. All subsidiaries have reported that they have completed at least eighty-four percent (84%) of their Testing Step activities. The primary computerized reporting and control system used by the Corporation and most of its subsidiaries, which was provided by J.D. Edwards, has been confirmed by the vendor to be Year 2000 Compliant.

LIABILITY EXPOSURE MANAGEMENT

In 1997 the Corporation formed a group to develop a strategy for managing liability exposures which could result from the Year 2000 Problem (the "Y2K Liaison Group"). Since then the Y2K Liaison Group has developed guidelines for the Corporation's subsidiaries that address future, current and completed contract activities, and has also conducted global conferences for the Corporation's subsidiaries to discuss how those guidelines should be implemented. The latest conference took place in September 1999. The Corporation's Executive Committee adopted the Y2K Liaison Group's original contracting activities guidelines as business policies in 1998.

Additional contracting guidelines relating to contracts awarded after January 1, 2000 are being developed. The Corporation has owned the stock of various companies which are no longer operating or whose stock or assets were sold to others. When the Corporation sold the stock or assets of such companies, it transferred the company's records to the purchaser. To the extent possible, the Corporation has evaluated its legal obligations in regard to equipment and software that was created and sold by those companies during the time that the Corporation owned them and has taken steps to manage liability exposures which those companies' activities may present. In some cases, the Corporation was not able to find records that would allow it to identify the nature of the equipment and software or the identities of the owners of the equipment and software.

THIRD PARTY REVIEW

In 1998 the Corporation engaged a third party to conduct a review of certain aspects of the Corporation's and its subsidiaries' Business Continuation Plans. This review was completed during November 1998, and the resulting report is being acted on by management. The Corporation also engaged several law firms to prepare reports regarding liabilities which the Corporation and its subsidiaries may face, and recommendations for liability exposure management. This work was completed in August 1998. The Corporation formed a team of in-house lawyers and others to conduct a Y2K legal liability audit of the Corporation. The Corporation engaged an outside law firm to review and report on the adequacy of the audit to identify potential Y2K liability. The audit was completed during the third quarter of 1999. A report of the outside law firm is now being reviewed to determine if further action is necessary.


COORDINATION WITH OUTSIDE PARTIES

The Corporation and its subsidiaries coordinate with insurers, clients, vendors, contractors and trade organizations to keep abreast of Year 2000 matters. The Corporation also has participated and plans to participate in conferences, seminars and other gatherings to improve its Year 2000 readiness condition as the Year 2000 approaches.

COSTS

The total cost associated with required modifications to become Year 2000 Compliant is not expected to be material to the Corporation's financial position. The estimated total cost of the Year 2000 Project is approximately $10.0. Items of a capital nature will be capitalized while all other costs will be expensed as incurred. This estimate does not include a share of Year 2000 costs that may be incurred by partnerships and joint ventures in which the Corporation or its subsidiaries participate. The total amount expended on the Business Continuation Plan through September 24, 1999 was $5.5, of which approximately $5.0 related to the cost to repair or replace software and related hardware problems, and approximately $0.5 related to the cost of identifying and communicating with vendors and/or contractors. The estimated future cost of completing implementation of the Business Continuation Plan is estimated to be approximately $4.5. All Year 2000 expenses will be funded from operations.

CONTINGENCY PLANS

Although the Corporation and its subsidiaries expect to be ready to continue their business activities without interruption by a Year 2000 Problem, they recognize that they depend on outsiders (such as suppliers, contractors and utility companies) to provide various goods and services necessary for doing business. The Corporation has developed a contingency plan for itself, and has required each of its subsidiaries to do likewise. Each plan describes alternative arrangements to cope with Year 2000 Problems caused by others, and back-up strategies to follow if a company's software or equipment does not perform properly, even though it appears now to be Year 2000 Compliant. Most subsidiaries completed their contingency plans by September 24, 1999. The few subsidiaries that did not are expected to complete their plans by November 30, 1999.

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

PART II   OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS (IN DOLLARS)

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

In October 1999, one of the Corporation's subsidiaries, Camden County Energy Recovery Associates, L.P. ("CCERA") agreed to a settlement with the New Jersey Department of Environmental Protection ("NJDEP") regarding a number of alleged violations of the air permit and regulations regarding CCERA's Project. The violations allegedly occurred between 1993 and 1998. The settlement is expected to resolve all of CCERA's air exposure for this period and will require CCERA to pay $186,800 to NJDEP.

Several of the Corporation's subsidiaries associated with the Robbins Facility received a Complaint for Injunction and Civil Penalties from the State of Illinois dated April 28, 1998 (amended in July 1998) alleging primarily state air act violations at that Facility (PEOPLE OF THE STATE OF ILLINOIS V. FOSTER WHEELER ROBBINS, INC., filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division). Although the complaint seeks substantial civil penalties for numerous violations of up to $50,000 for each violation, with an additional penalty of $10,000 for each day of each violation, the maximum allowed under the statute, and an injunction against continuing violations, the relevant subsidiaries have reached a staff-level agreement in principle with the state on a Consent Decree that will resolve all violations. The resulting penalty is not expected to be material.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a)        EXHIBITS
           ---        --------

                      EXHIBIT
                      NUMBER     EXHIBIT
                      ------     -------

                      12-1 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges

                        27       Financial Data Schedule (For the
                                 informational purposes of the
                                 Securities and Exchange Commission
                                 only.)

           (b)       REPORTS ON FORM 8-K
           ---       -------------------
                     None

                                   SIGNATURES
                                   ----------

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FOSTER WHEELER CORPORATION
                                                --------------------------
                                                       (Registrant)



           Date:  NOVEMBER 4, 1999               /S/ RICHARD J. SWIFT
                 --------------------------     ------------------------------
                                                Richard J. Swift
                                                (Chairman, President and
                                                    Chief Executive Officer)





           Date:  NOVEMBER 4, 1999               /S/ THOMAS J. MAZZA
                 --------------------------     ------------------------------
                                                Thomas J. Mazza
                                                (Assistant Controller and
                                                    Chief Accounting Officer)