Form 10-K
period 1999-12-31
FOSTER WHEELER CORP
filed 2000-03-01
CIK 38321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999
                                                 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from .......... to ..........

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [X] Yes   [ ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of February 22, 2000, 40,718,852 shares of the Registrant's Common Stock, excluding stock held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by nonaffiliates of the Registrant on such date was approximately $272,307,323 (based on the last price on that date of $6.6875 per share).

      List hereunder the following documents if incorporated by reference, and the Part of the Form 10-K into which the document is incorporated:
                       DOCUMENTS INCORPORATED BY REFERENCE
      List hereunder the following documents if incorporated by reference, and the Part of the Form 10-K into which the document is incorporated:
      (1) Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2000 are incorporated by reference in Part III of this report.

                           FOSTER WHEELER CORPORATION

                          1999 Form 10-K Annual Report

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

                            PART IV

         14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K



   This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:

See Note 20 to Financial Statements on page 47 of this Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS:

The business of the Corporation and its subsidiaries falls within three business groups. The ENGINEERING AND CONSTRUCTION GROUP ("E&C Group") designs, engineers and constructs petroleum, chemical, petrochemical and alternative-fuels facilities and related infrastructure, including power generation and distribution facilities, production terminals, pollution control equipment and water treatment facilities and process plants for the production of fine chemicals, pharmaceuticals, dyestuffs, fragrances, flavors, food additives and vitamins. Also, the E&C Group provides a broad range of environmental remediation services, together with related technical, design and regulatory services. The ENERGY EQUIPMENT GROUP designs, manufactures and erects steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and other municipal solid waste, waste wood and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOx burners. Site services related to these products encompass plant erection, maintenance engineering, plant upgrading and life extension, and plant repowering. In addition, this Group provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. The POWER SYSTEMS GROUP utilizes Foster Wheeler's strengths in design, engineering, manufacturing and construction to build, own or lease, and operate cogeneration, independent power production and resource recovery facilities as well as facilities for the process and petrochemical industries. This Group generates revenues from construction and operating activities pursuant to long-term sale of project outputs (i.e., electricity and steam contracts), operating and maintenance agreements and from returns on its equity positions. A special-purpose subsidiary established for each new project manages that project from the permitting stage through plant construction and operation. All of the special-purpose subsidiary project debt is limited-recourse. The Corporation's obligations with respect to this debt are limited to guaranteeing the operating performance of the projects. This Group refinances its equity interest in selected projects from time to time when such refinancing will result in risk mitigation, a lower effective financing cost or a potential increased return on investment. Commencing in fiscal 2000, the Power Systems Group will be combined with the Energy Equipment Group, where the rest of the power expertise resides.

In the second quarter of 1997, the Corporation sold the business of Glitsch International, Inc. The earnings of Glitsch International, Inc. up to the closing date of June 27, 1997 have been included in the operating results of the Corporation within the Energy Equipment Group.

Foster Wheeler markets its services and products through a staff of sales and marketing personnel and through a network of sales representatives. The Corporation's businesses are not seasonal nor are they dependent on a limited group of customers. No single customer accounted for 10 percent or more of Foster Wheeler's consolidated revenues in fiscal 1999 or 1997; however, for 1998 one customer, Oman LNG, accounted for approximately $500.0 million.

The materials used in Foster Wheeler's manufacturing and construction operations are obtained from both domestic and foreign sources. Materials, which consist mainly of steel products and manufactured items, are heavily dependent on foreign sources, particularly for overseas projects. Generally, lead time for delivery of materials does not constitute a problem.

Foster Wheeler owns and licenses patents, trademarks and know-how which are used in each of its industry groups. Such licenses, patents and trademarks are of varying durations. No Group is materially dependent upon any particular or related patents, trademarks or licenses. Foster Wheeler has licensed companies throughout the world to manufacture marine and stationary steam generators and related equipment and certain of its other products. Principal licensees are in Finland, Japan, the Netherlands, Italy, Spain, Portugal, Norway and England.

For the most part, Foster Wheeler's products are custom designed and manufactured and are not produced for inventory. As is the practice in the E&C Group and Energy Equipment Group, customers often make a down payment at the time a contract is executed and continue to make progress payments until the contract is completed and the work has been accepted as meeting contract guarantees.

For the most part, contracts are awarded on the basis of price, delivery, performance and service.

Foster Wheeler had unfilled orders as of December 31, 1999 of $6,050,500,000 as compared to unfilled orders as of December 25, 1998 of $7,411,900,000. The elapsed time from the award of a contract to completion of performance may be up to four years. The dollar amount of unfilled orders is not necessarily indicative of the future earnings of the Corporation related to the performance of such work. Although unfilled orders represent only business which is considered firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of unfilled orders that will not be performed.

The unfilled orders by major industry segments as of December 31, 1999 and December 25, 1998 are as follows:

                                                                      1999                1998
                                                                ---------------     ---------------
Engineering and Construction ...............................    $ 4,741,500,000     $ 5,867,800,000
Energy Equipment ...........................................      1,309,400,000       1,383,500,000
Power Systems ..............................................        136,400,000         213,500,000
Corporate and Financial Services (including eliminations) ..       (136,800,000)        (52,900,000)
                                                                ---------------     ---------------

                                                                $ 6,050,500,000     $ 7,411,900,000
                                                                ===============     ===============


The following  schedule  summarizes the unfilled  orders of projects at December
31, 1999 and December 25, 1998:

                                                                      1999                1998
                                                                ---------------     ---------------

Signed contracts ...........................................    $ 5,644,600,000     $ 6,626,798,000
Letters of intent and contracts awarded but not finalized ..        405,900,000         785,102,000
                                                                ---------------     ---------------

                                                                $ 6,050,500,000     $ 7,411,900,000
                                                                ===============     ===============

The Power Systems Group projects consist of the following:

Plant Location                 Type and Size Unit               Fuel          Operation
--------------                 ------------------               ----          ---------
Martinez, California         99.9 MW Cogeneration            Refinery Gas/NG     1987
Charleston, South Carolina   600 Ton/Day Waste-to-Energy     Refuse              1989
Mt. Carmel, Pennsylvania     40 MW Cogeneration              Waste Coal          1990
ACE, California              96 MW Cogeneration              Coal                1991
Camden County, New Jersey    1,050 Ton/Day Waste-to-Energy   Refuse              1991
Hudson Falls, New York       400 Ton/Day Waste-to-Energy     Refuse              1992
University of Minnesota      Heating Plant Operation         Coal/Gas/Oil        1992
Colver, Pennsylvania         102 MW Power                    Waste Coal          1995
Concepcion, Chile            8 MM SCFD Hydrogen Plant        --                  1996
Lagoven, Venezuela           50 MM SCFD Hydrogen Plant       --                  1997
Concepcion, Chile            65 MW Cogeneration Plant Plus   Coke                1998
                             12,000 Barrels/Day Coker and
                             7,014 Barrels/Day Hydrotreater
Teverola, Southern Italy     140 MW Cogeneration             Natural Gas         1998
Ferrara, Central Italy       145 MW Cogeneration             Natural Gas         1999
University of Minnesota      15 MW Cogeneration              Coal/Gas/Oil/Wood   1999
---------------------------------------------------------------------------------------------
Lisbon, Portugal             2,015 Ton/Day Waste-to-Energy   Refuse              Construction
Lomellina, Italy             450 Ton/Day Waste-to-Energy     RDF                 Construction

---------------------------------------------------------------------------------------------

Many companies compete in the engineering and construction segment of Foster Wheeler's business. Management of the Corporation estimates, based on industry publications, that Foster Wheeler is among the ten largest of the many large and small companies engaged in the design and construction of petroleum refineries and chemical plants. In the manufacture of refinery and chemical plant equipment, neither Foster Wheeler nor any other single company contributes a large percentage of the total volume of such business.

On an international basis, many companies compete in the Energy Equipment segment of Foster Wheeler's business. Management of the Corporation estimates, based on industrial surveys and trade association materials, that it is among the ten largest suppliers of utility and industrial-sized steam generating and auxiliary equipment in the world and among the three largest in the United States.

Foster Wheeler is continually engaged in research and development efforts both in performance and analytical services on current projects and in development of new products and processes. During 1999, approximately $12,500,000, and in 1998 and 1997, $14,100,000 and $16,100,000 respectively, was spent on Foster Wheeler sponsored research activities. During the same periods, approximately $27,100,000, $32,700,000 and $40,400,000, respectively, was spent on research activities that were paid for by customers of Foster Wheeler.

Foster Wheeler and its domestic subsidiaries are subject to certain Federal, state and local environmental, occupational health and product safety laws. Foster Wheeler believes all its operations are in material compliance with such laws and does not anticipate any material capital expenditures or adverse effect on earnings or cash flows in maintaining compliance with such laws.

Foster Wheeler had approximately 10,220 full-time employees on December 31, 1999. Following is a tabulation of the number of full-time employees of Foster Wheeler in each of its business groups on the dates indicated:



                                      December 31,   December 25,   December 26,
                                          1999           1998           1997
                                      -----------    -----------    -----------

Engineering and Construction .......        7,160          7,515          7,625
Energy Equipment ...................        2,695          3,125          3,025
Power Systems ......................          340            450            410
Corporate and Financial Services ...           25             30             30
                                      -----------    -----------    -----------

                                           10,220         11,120         11,090
                                      ===========    ===========    ===========


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES:

See Note 20 to Financial Statements on page 47 of this Form 10-K.


ITEM 2. PROPERTIES
   Company and
(Industry Segment*)
-------------------

                                                                            Building        Lease
     Location                      Use                     Land Area       Square Feet     Expires
     --------                      ---                     ---------       -----------     -------

Foster Wheeler Corporation (CF)
-------------------------------
New York City, New York      Executive Offices            --                 2,270           2009

Livingston, New Jersey       General Office
                              & Engineering               31.0 acres       288,000 (2)

Union Township,              Undeveloped                  203.8 acres      --
New Jersey                   General Office
                              & Engineering               29.4 acres       294,000
                             General Office
                              & Engineering               21.0 acres       292,000           2003
                             Storage and Reproduction
                              Facilities                  10.8 acres        30,400

Livingston, New Jersey       Research Center              6.7 acres         51,355

Bedminster, New Jersey       Office                       10.72 acres      135,000 (1)(3)

Bridgewater, New Jersey      Undeveloped                  42.7 acres       --      (4)


   Company and
(Industry Segment*)
-------------------

                                                                            Building        Lease
     Location                      Use                     Land Area       Square Feet     Expires
     --------                      ---                     ---------       -----------     -------

Foster Wheeler Energy Corporation (EE)
--------------------------------------
Dansville, New York          Manufacturing
                              & Offices                   82.4 acres       513,786

Foster Wheeler USA Corporation (EC)
-----------------------------------
Houston, Texas               General Offices              --               143,192           2003

Foster Wheeler Iberia, S.A.
---------------------------
Madrid, Spain (EC)/(EE)      Office & Engineering         5.46 acres       110,000

Tarragona, Spain (EE)        Manufacturing & Office       11.96 acres       77,794

Foster Wheeler France, S.A. (EC)
--------------------------------
Paris, France                Office & Engineering         --               109,029           2006

Paris, France                Office & Engineering         --                37,660           2000

Paris, France                Archive Storage Space        --                12,985           2006

Foster Wheeler International Corp. (Thailand Branch) (EC)
---------------------------------------------------------
Sriracha, Thailand           Office & Engineering         --                26,400           2000

Foster Wheeler Constructors, Inc. (EC)
--------------------------------------
McGregor, Texas              Storage
                              Facilities                  15.0 acres        24,000

Mobile (Chickasaw),          Storage and                  6.5 acres        125,000           2000
   Alabama                    Fabrication

Aqua Prieta, Mexico          Repair and                   1.0 acres         17,000           2000
                              Fabrication

Foster Wheeler Limited (England) (EC)
-------------------------------------
Glasgow, Scotland            Office & Engineering         2.26 acres        28,798

Reading, England             Office & Engineering         --               243,998(1)        2002/2016

Reading, England             Office & Engineering         14 acres         365,521           2024

Reading, England             Undeveloped                  12 acres         --

Teeside, England             Office & Engineering         --                18,100           2000/2014

Foster Wheeler Limited (Canada) (EE)
------------------------------------
Niagara-On-The-Lake,
Ontario                      Office & Engineering         --                39,684           2003

Foster Wheeler Andina, S.A. (EC)
--------------------------------
Bogota, Colombia             Office & Engineering         2.25 acres        26,000

   Company and
(Industry Segment*)
-------------------

                                                                            Building        Lease
     Location                      Use                     Land Area       Square Feet     Expires
     --------                      ---                     ---------       -----------     -------

Foster Wheeler Power Machinery Company Limited (EE)
---------------------------------------------------
Xinhui, Guangdong, China     Manufacturing                29.2 acres       272,537(5)        2045
                              & Office

Foster Wheeler Italiana, S.p.A. (EC)
------------------------------------
Milan, Italy
   (via S. Caboto,1)         Office & Engineering         --               161,400           2001

Milan, Italy
   (via S. Caboto,7)         Office & Engineering         --               133,000           2002

Birlesik Insaat ve Muhendislik A.S. (BIMAS) (EC)
------------------------------------------------
Istanbul, Turkey             Engineering & Office         --                26,000           2000

Foster Wheeler Eastern Private Limited (EC)
-------------------------------------------
Singapore                    Office & Engineering         --                29,196           2002

Foster Wheeler Environmental Corporation (EC)
---------------------------------------------
Atlanta, Georgia             General Offices              --                15,623           2004

Bellevue, Washington         General Offices              --                53,545           2000

Boston, Massachusetts        General Offices              --                26,326           2000

Lakewood, Colorado           General Offices              --                19,140           2005

Oak Ridge, Tennessee         General Offices              --                17,970           2004

Costa Mesa, California       General Offices              --                14,754           2000

Foster Wheeler Power Systems, Inc. (PS)
---------------------------------------
Martinez, California         Cogeneration Plant           6.4 acres         --

Mt. Carmel,                  Cogeneration Plant           105 acres         --               2010
Pennsylvania

Charleston,                  Waste-to-Energy              18 acres          --               2010
South Carolina                Plant

Hudson Falls, New York       Waste-to-Energy              11.2 acres        --
                              Plant

Camden, New Jersey           Waste-to-Energy              18 acres          --               2011
                              Plant

   Company and
(Industry Segment*)
-------------------

                                                                            Building        Lease
     Location                      Use                     Land Area       Square Feet     Expires
     --------                      ---                     ---------       -----------     -------
Talcahuano, Chile            Cogeneration Plant-
                              Facility Site               21 acres         --                2028
                             Hydrogen Plant-
                              Facility Site               1.4 acres                          2013

Paraquana, Venezuela         Hydrogen Plant
                              Facility Site               3.9 acres        --                2013
                              Laydown Site                2.8 acres        --                2000

Foster Wheeler Energia OY (EE)
------------------------------
Varkhaus, Finland            Manufacturing & Offices      22 acres         366,527

Karhula, Finland             Research Center              12.84 acres       15,100           2095
                             Office Laboratory                              57,986

Kaarina, Finland             Office                       --                24,762           2000

Lassila, Finland             Office                       --                11,841           2000

Foster Wheeler Energy FAKOP Ltd. (EE)
-------------------------------------
Sosnowiec, Poland            Manufacturing & Offices      32 acres         556,500(6)

*Designation of Industry Groups:        EC - Engineering and Construction
                                        EE - Energy Equipment
                                        PS - Power Systems
                                        CF - Corporate & Financial Services


              (1) Portion or entire facility leased or subleased.
              (2) Entire facility leased, with a portion being subleased to
                    Foster Wheeler subsidiaries.
              (3) 50% ownership interest.
              (4) 75% ownership interest.
              (5) 52% ownership interest.
              (6) 51% ownership interest.



With the exception of the New York office of the Corporation, locations of less than 10,000 square feet are not listed. Except as noted above, the properties set forth are owned in fee. All or part of listed locations may be leased or subleased to other affiliates. All properties are in good condition and adequate for their intended use.

ITEM 3. LEGAL PROCEEDINGS

See Note 16 to Financial Statements on page 42 of this Form 10-K.

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

The Corporation is aware of potential environmental liabilities at facilities that it acquired in Europe, but the Corporation has the benefit of an indemnity from the Seller of such facilities with respect to any required remediation or other environmental violations that it believes will address the costs of any such remediation or other required environmental measures. The Corporation also may receive claims, pursuant to indemnity obligations from owners of recently sold facilities that may require the Corporation to incur costs for investigation and/or remediation. Based on the available information, the Corporation does not believe that such costs will be material. No assurance can be provided that the Corporation will not discover environmental conditions at its currently owned or operated properties, or that additional claims will not be made with respect to formerly owned properties, that would require the Corporation to incur material expenditures to investigate and/or remediate such conditions.

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

Several of the Corporation's former subsidiaries associated with a waste-to-energy plant located in the Village of Robbins, Illinois (the "Robbins Facility") received a Complaint for Injunction and Civil Penalties from the State of Illinois, dated April 28, 1998 (amended in July 1998) alleging primarily state air act violations at the Robbins Facility (People of the State of Illinois v. Foster Wheeler Robbins, Inc., filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division). Although the complaint seeks substantial civil penalties for numerous violations of up to $50,000 for each violation, with an additional penalty of $10,000 for each day of each violation, the maximum allowed under the statute, and an injunction against continuing violations, the relevant subsidiaries have reached a staff-level agreement in principle with the state on a Consent Decree that will resolve all violations. The resulting penalty is not expected to be material.

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

The executive officers of Foster Wheeler, all of whom have held executive positions with Foster Wheeler or its subsidiaries for more than the past five years are as follows:

   Name                 Age                     Position
   ----                 ---                     --------
Richard J. Swift        55      Chairman, President and Chief Executive Officer
                                     and Acting Chief Financial Officer

Henry E. Bartoli        53      Senior Vice President - Energy Equipment Group

John C. Blythe          52      Senior Vice President - Engineering and
                                     Construction Group

Thomas R. O'Brien       61      General Counsel and Senior Vice President
                                     Corporate Affairs

Lisa Fries Gardner      43      Vice President, Secretary and Chief Compliance
                                     Officer

Robert D. Iseman        51      Vice President and Treasurer

James E. Schessler      54      Vice President - Human Resources and
                                     Administration


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

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Corporation's common stock is traded on the New York Stock Exchange. The number of stockholders of record as of December 31, 1999 was 6,827.

                                                Three Months Ended
                                    -------------------------------------------
1999                                March 26    June 25     Sept. 24    Dec. 31
----                                --------    -------     --------    -------

Cash dividends per share ...          .21         .21         .06         .06
Stock prices:
     High ..................        14.625      16.0625     14.6875     12.1875
     Low ...................        11.6875     12.0625     11.50        7.875


                                                Three Months Ended
                                    -------------------------------------------
1998                                March 27    June 26     Sept. 25    Dec. 25
----                                --------    -------     --------    -------

Cash dividends per share ...          .21         .21         .21         .21
Stock prices:
     High ..................        31.25       32.25       21.875      18.6875
     Low ...................        22.4375     21.50       11.75       13.00

ITEM 6. SELECTED FINANCIAL DATA

                        COMPARATIVE FINANCIAL STATISTICS
                    (In Thousands, Except per Share Amounts)

                                                        1999            1998**         1997**            1996**         1995
                                                     ----------      ----------     ----------        ----------     ----------
Revenues..........................................   $3,944,074      $4,596,992     $4,172,015        $4,040,611     $3,081,930
Provision for special charges.....................            -               -              -            24,000         50,120
(Loss)/earnings before income taxes...............     (190,526) (1)     47,789 (2)     19,516 (3)(4)    126,866 (5)     69,663 (6)
(Benefit)/provision for income taxes..............      (46,891) (1)     79,295 (2)     13,892            44,626         41,129
Net (loss)/earnings...............................     (143,635) (1)    (31,506)         5,624            82,240         28,534
(Loss)/earnings per share:
     Basic........................................       $(3.53)         $ (.77)        $ .14            $ 2.03          $ .79
     Diluted......................................       $(3.53)         $ (.77)        $ .14            $ 2.02          $ .78
Shares outstanding:
     Basic:
        Weighted average number of shares outstanding    40,742          40,729         40,677            40,592         36,322
     Diluted:
        Effect of stock options...................            *               *            127               167            107
                                                     ----------      ----------     ----------        ----------     ----------
     Total diluted................................       40,742          40,729         40,804            40,759         36,429
                                                     ==========      ==========     ==========        ==========     ==========

Current assets....................................   $1,615,096      $1,672,842     $1,545,271        $1,762,448     $1,468,973
Current liabilities...............................    1,471,552       1,491,666      1,412,302         1,441,894      1,270,276
Working capital...................................      143,544         181,176        132,969           320,554        198,697
Land, buildings and equipment (net)...............      648,199         676,786        621,336           638,736        644,812
Total assets......................................    3,438,109       3,322,301      3,186,731         3,403,587      2,975,809
Bank loans........................................       63,378         107,051         53,748            52,278         86,869
Long-term borrowings (including current installments):
    Corporate and other debt......................      372,921         541,173        445,836           441,399        289,958
    Project debt..................................      349,501         314,303        281,360           289,721        299,094
Cash dividends per share of common stock..........        $ .54           $ .84         $ .835             $ .81          $ .77

Other data:
Unfilled orders, end of year......................   $6,050,525      $7,411,907     $7,184,628        $7,135,413     $6,473,990
New orders booked.................................    3,623,202       5,269,398      5,063,940         5,570,333      4,071,352

(1) Includes in 1999 a provision of $37,600 ($27,600 after tax) for cost realignment and a charge totaling $244,600 ($173,900 after tax) of which $214,000 relates to the Robbins Facility write-down and $30,600 relates to the current year operations of the Robbins Facility.
(2) Includes in 1998 a charge for the Robbins Facility of $72,800 ($47,300 after tax) of which $47,000 relates to the Robbins Facility write-down and $25,800 relates to the current year operations and a provision of $61,300 for an increase in the income tax valuation allowance for a total after-tax charge of $108,600.
(3) Includes in 1997 a net charge of $50,900 ($37,400 after tax) consisting of the following pretax items: Second quarter amounts: Gain on sale of Glitsch International, Inc.'s operations-$56,400; provision for reorganization costs of the Energy Equipment Group-$32,000; and write-downs of long-lived assets-$6,500. Third quarter amounts: Contract write-downs-$24,000 (Engineering & Construction Group) and $30,000 (Energy Equipment Group). Fourth quarter amount: Realignment of the Engineering & Construction Group's European operations-$14,800.
(4) Includes in 1997 an operating loss for the Robbins Facility of $38,900 ($25,300 after tax).
(5) Includes in 1996 a provision of $24,000 ($15,600 after tax) for asbestos claims.
(6) Includes in 1995 a provision of $50,120 ($46,500 after tax) for reorganization costs.


* The effect of the stock options was not included in the calculation of diluted earnings per share as these options were antidilutive due to the 1999 and 1998 losses.
**  Reclassified to conform to 1999 presentation.

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

THREE YEARS ENDED DECEMBER 31, 1999
RESULTS OF OPERATIONS

                                                 CONSOLIDATED DATA
                                           1999           1998           1997
                                        ---------      ---------      ---------

    Unfilled orders ...............     $ 6,050.5      $ 7,411.9      $ 7,184.6
    New orders ....................       3,623.2        5,269.4        5,063.9
    Revenues ......................       3,944.1        4,597.0        4,172.0

    Net (loss)/earnings ...........        (143.6)         (31.5)           5.6
    (Loss)/earnings per share:
      (Basic) and diluted .........         (3.53)          (.77)           .14


     The transactions related to the Robbins Facility had a significant impact on the Corporation's results of operations. The table below reflects the Corporation's results excluding the impact of losses related to the Robbins Facility and the 1999 cost realignment plans:

                                           1999           1998           1997
                                        ---------      ---------      ---------

    (Loss)/earnings before income
    -----------------------------
         taxes as reported ........     $  (190.5)     $    47.8      $    19.5
         -----------------
    Adjusted for:
         Robbins ..................         244.6           72.8           38.9
         Cost realignment plan ....          37.6           --             --
                                        ---------      ---------      ---------
    As adjusted ...................     $    91.7      $   120.6      $    58.4
                                        =========      =========      =========

    Net (loss)/earnings as reported     $  (143.6)     $   (31.5)     $     5.6
    -------------------------------
    Adjusted for:
         Robbins ..................         173.9 *        108.6 *         25.3
         Cost realignment plan ....          27.6           --             --
                                        ---------      ---------      ---------
    As adjusted ...................     $    57.9      $    77.1      $    30.9
                                        =========      =========      =========


     *Includes in 1999 and 1998 a tax valuation allowance of $15.0 and $61.3, respectively.

The Corporation's continuing business strategy is to maintain focus on its core business segments in engineering and construction and energy equipment. In order to remain competitive in these segments while improving margins, the Corporation is reducing costs through staff reduction and closure of some smaller operating facilities. Beginning in the second quarter of 1999, these changes include the reduction of approximately 1,600 permanent positions, including 500 overhead and other support positions from its worldwide workforce. At December 31, 1999, approximately 1,400 of the above 1,600 permanent positions have been reduced. In addition, approximately 800 agency personnel within the Engineering & Construction Group were reduced during the course of fiscal 1999. The positions eliminated included engineering, clerical, support staff and manufacturing personnel.

In connection with this cost realignment plan, the Corporation recorded charges in the third quarter of 1999 of approximately $37.6 ($27.6 after-tax). The pre-tax charge by group was as follows: $19.6 for Engineering & Construction, $2.5 for Energy Equipment and $15.5 for Corporate and Financial Services. Approximately $22.6 represents employee severance costs and the related benefits and the balance represents asset write-downs and provisions for closing some offices. The cost realignment plan when complete, should result in substantial cost savings. It is anticipated that the plan will be complete prior to the end of the first quarter 2000. The cash remaining to be spent as of the end of 1999 was approximately $8.5.

On October 21, 1999, the Corporation announced it had reached an agreement (the "Robbins Agreement") with the holders of approximately 80% of the principal amount of bonds issued in connection with the financing of the Robbins Facility. Under the Robbins Agreement, the $320.0 aggregate principal amount of existing bonds were exchanged for $273.0 aggregate principal amount of new bonds on February 3, 2000, $113.0 of which (the "Corporation-supported Robbins Bonds") will be funded by payments from the Corporation and the balance of which (the "Non-recourse Robbins Bonds") will be non-recourse to the Corporation. In addition, pursuant to the Robbins Agreement the Corporation will exit from its operating role in respect to the Robbins Facility.

     Specific elements of the Robbins Agreement are as follows:

o The new Corporation-supported Robbins Bonds will consist of (a) $95.0 aggregate principal amount of 7.25% amortizing terms bonds, $17.8 of which mature on October 15, 2009 and $77.2 of which mature on October 15, 2024
     (see Note 9 for sinking fund requirements) and (b) $18.0 aggregate principal amount of 7% accretion bonds maturing on October 15, 2009 with all interest to be paid at maturity (the "1999D Bonds");
o The Corporation will continue to operate the Robbins Facility until the earlier of the sale of the Robbins Facility or October 15, 2001, on a full-cost reimbursable basis with no operational or performance guarantees;
o Any remaining obligations of the Corporation under the $55.0 additional credit support facility in respect of the existing bonds have been terminated;
o The Corporation will continue to prosecute certain pending litigation (the "Retail Rate Litigation") against various officials of the State of Illinois; and
o The Corporation will cooperate with the bondholders in seeking a new owner/operator for the Robbins Facility.

On December 1, 1999, three special purpose subsidiaries of the Corporation commenced reorganization proceedings under Chapter 11 of the Bankruptcy Code in order to effectuate the terms of the Robbins Agreement. On January 21, 2000, these subsidiaries' plan of reorganization was confirmed, and the plan was consummated on February 3, 2000. The Corporation does not expect to incur any further operating losses from the Robbins Facility since it will be operating the Robbins Facility for the limited term described above only as custodian for the bondholders and will be reimbursed for all of its operating costs.

In the fourth quarter of 1999, the Corporation recorded a pretax charge of approximately $214.0. This charge fully recognized all existing obligations of the Corporation related to the Robbins Facility, including (a) prepaid lease expense of $45.6, (b) $20.4 of outstanding bonds issued in conjunction with the equity financing of the Robbins Facility and (c) transaction expenses of $4.5. The liability for all of the Corporation-supported bonds are recorded at the net present value of $133.4 with $113.0 being subordinated obligations and $20.4 as senior Corporation obligations. The Corporation is considered to be the primary obligor on these bonds. The ongoing legal expenses relating to the Retail Rate Litigation (discussed in more detail under "Liquidity and Capital Resources") will be expensed as incurred.

In the third quarter of 1998 the Corporation recorded a charge of $47.0 for asset impairments relating to the Robbins Facility, which was included in the $72.8 losses for 1998.

The Corporation's consolidated unfilled orders at the end of fiscal 1999 were $6,050.5, a decrease of $1,361.4 over the amount reported for the end of fiscal 1998 of $7,411.9, which in turn represented an increase of $227.3 from unfilled orders at the end of fiscal 1997 of $7,184.6. The dollar amount of unfilled orders is not necessarily indicative of the future earnings of the Corporation related to the performance of such work. Although unfilled orders represent only business which is considered firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of unfilled orders which may not be performed. Unfilled orders have been adjusted to reflect project cancellations, deferrals, and revised project scopes and costs. The net reduction in unfilled orders from project adjustments and cancellations for fiscal 1999 was $880.1, compared with $638.1 in fiscal 1998 and $619.5 in fiscal 1997. The Corporation's future award prospects include several large-scale international projects. The large size and uncertain timing of these projects can create variability in the Corporation's contract awards, and therefore, future award trends are difficult to predict.

New orders awarded for fiscal 1999 ($3,623.2) were 31% lower than new orders awarded in fiscal 1998 ($5,269.4), which in turn were 4.1% higher than new orders awarded in fiscal 1997 ($5,063.9). A total of 55% of new orders in fiscal 1999 were for projects awarded to the Corporation's subsidiaries located outside of the United States as compared to 52% in fiscal 1998 and 58% in fiscal 1997. Key geographic regions outside of the United States contributing to new orders awarded in fiscal 1999 were Europe, Southeast Asia and South America.

Operating revenues decreased in fiscal 1999 by $669.8 compared to fiscal 1998, to $3,867.0 from $4,536.8, which in turn represented a $476.8 increase as compared to fiscal 1997 of $4,060.0.

Gross earnings from operations, which are equal to operating revenues minus the cost of operating revenues ("gross earnings"), decreased $72.7 or 19.6% in fiscal 1999 as compared to fiscal 1998, to $297.8 from $370.5, which was an increase of approximately 38% from fiscal 1997. Gross earnings from operations for 1999 were reduced by (1) Robbins operating loss of $23.5, (2) cost realignment of $17.5 and (3) lower revenues. A loss of $21.1 for the Robbins Facility was included in 1998 gross earnings from operations. The 1997 results included losses of $32.0 for reorganization cost of the Energy Equipment Group, $24.0 for contract write-downs in the Engineering and Construction Group, $30.0 for contract write-downs in the Energy Equipment Group, and a $13.3 provision for realignment of the European operations of the Engineering and Construction Group, as well as losses from operations of $36.3 related to the Robbins Facility.

Selling, general and administrative expenses decreased $17.8 or 7.0% in fiscal 1999 as compared to fiscal 1998, to $235.6 from $253.4, which in turn represented a decrease of $14.6 from expenses reported in fiscal 1997 of $268.0. Selling expenses decreased in 1999 by $14.7 mainly as a result of lower proposal costs for the Power Systems Group. In 1998, there was a reduction of $20.6 primarily due to lower proposal costs for Foster Wheeler Environmental Corporation and sale of Glitsch International Inc. for 1997.

Other income in fiscal 1999 as compared to fiscal 1998 increased $16.8 to $77.0 from $60.2 in 1998. The increase in 1999 can be attributed to an increase in equity earnings of $15.2 and a gain on the sale of a building in San Diego, California offset by lower interest income. In fiscal 1998, as compared to fiscal 1997, other income decreased $51.8 to $60.2 from $112.0 in 1997. In 1997, the Corporation recorded a $56.4 gain in other income on the sale of Glitsch International, Inc.'s operations to Koch Engineering Company. In addition to the Glitsch transaction gain, approximately $13.4 in equity earnings of unconsolidated affiliates, and a gain of $2.8 related to the sale of an office building in France were included in other income in 1997.

Other deductions in fiscal 1999 increased $17.7 primarily due to $15.0 related to the cost realignment charge off-set by a reduction of interest expense of $7.5. Interest expense for fiscal 1998 increased $7.8 as compared to fiscal 1997.

The tax benefit for fiscal 1999 was $46.9 on losses before income taxes of $190.5. The low effective tax rate benefit of 24.6% was primarily due to an increase of $15.0 in the valuation allowance of which $10.0 related to Federal Income taxes and $5.0 to state income taxes. The high effective tax rate for fiscal 1998 was related to an increase in the valuation allowance of $61.3 for fiscal 1998, caused by losses related to the Robbins Facility and their impact on the realizability of tax benefits in the future. The tax provision for fiscal 1997 was $13.9 on earnings before income taxes of $19.5 primarily due to the high effective tax rate on foreign earnings and losses.

The net loss for fiscal 1999 was $(143.6) or $(3.53) diluted per share, which included net losses for the Robbins Facility of $173.9 (write-down - $154.0 and operating losses - $19.9) and cost realignment of $27.6. The net loss for fiscal 1998 was $(31.5) or $(.77) diluted per share, which included net losses for Robbins Facility of $47.3 and the related increase in the tax valuation allowance of $61.3. The net earnings for fiscal 1997 were $5.6 or $.14 diluted per share, which included after-tax charges recorded in the second and fourth quarters of $25.0 and $12.2, respectively, the after-tax gain on sale of Glitsch International, Inc. of $36.7 and $25.3 in losses for Robbins Facility's operations.

ENGINEERING AND CONSTRUCTION GROUP
                                              1999         1998         1997
                                          ----------   ----------   ----------

    Unfilled orders ..................    $  4,741.5   $  5,867.8   $  5,354.2
    New orders .......................       2,752.2      4,329.1      3,610.7
    Operating revenues ...............       2,975.5      3,422.3      2,892.8
    Gross earnings from operations ...         189.6        206.3        166.1

The E&C Group's unfilled orders at the end of fiscal 1999 were $4,741.5, a 19% decrease from unfilled orders of $5,867.8 at the end of fiscal 1998, which in turn represented a 10% increase from unfilled orders of $5,354.2 at the end of fiscal 1997.

New orders awarded to the E&C Group in fiscal 1999 amounted to $2,752.2 compared with $4,329.1 in fiscal 1998, representing a 36% decrease. New orders increased 20% in fiscal 1998 as compared to fiscal 1997 levels of $3,610.7.

The E&C Group reported a 13% decrease in operating revenues in fiscal 1999 as compared to fiscal 1998 from $3,422.3 to $2,975.5, which in turn represented an 18% increase from fiscal 1997 operating revenues of $2,892.8. The decrease in 1999 operating revenues was due to decreased activities in the United States, United Kingdom and Italy off-set by an increase in France. The increase in fiscal 1998 operating revenues was due to increased activities in the United Kingdom and the United States.

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

The E&C Group's gross earnings decreased $16.7 in fiscal 1999 as compared with fiscal 1998 or 8%, to $189.6 from $206.3, which in turn represented an increase of 24% from gross earnings of $166.1 in fiscal 1997. The decrease in fiscal 1999 can be attributed to the cost realignment plan of $14.6, without the cost realignment plan gross earnings would have been $204.2 a decrease from fiscal 1998 of $2.1. The increase in fiscal 1998 was due primarily to the activities in the United Kingdom and the United States.

ENERGY EQUIPMENT GROUP
                                              1999         1998         1997
                                          ----------   ----------   ----------

    Unfilled orders ..................    $  1,309.4   $  1,383.5   $  1,633.9
    New orders .......................         901.1        841.5      1,312.6
    Operating revenues ...............         838.1      1,102.7      1,117.9
    Gross earnings from operations ...          93.7        139.8         88.1

The Energy Equipment Group's unfilled orders were $1,309.4 at the end of fiscal 1999, representing a 5% decrease in the unfilled orders of $1,383.5 at the end of fiscal 1998, which in turn represented a 15% decrease from unfilled orders of $1,633.9 at the end of fiscal 1997.

New orders awarded to the Energy Equipment Group were $901.1, $841.5 and $1,312.6 in fiscal 1999, 1998 and 1997, respectively. The increase in fiscal 1999 represented a change from 1998 of 7%, which was primarily due to work awarded in Poland for the Turow Project. The decrease in fiscal 1998 was primarily due to receiving lower orders from China.

Operating revenues for the Energy Equipment Group decreased $264.6 in fiscal 1999 as compared to fiscal 1998, to $838.1 from $1,102.7, which in turn represented a decrease of $15.2 from fiscal 1997 of $1,117.9. The decrease in 1999 can be attributed to lower number of contract awards in 1998.

The Energy Equipment Group's gross earnings from operations decreased by $46.1 or 33%, to $93.7 in fiscal 1999 from $139.8 in fiscal 1998, which in turn represented a 59% increase from gross earnings in fiscal 1997 of $88.1. The decrease in 1999 was due primarily to (1) cost realignment plan of $2.5, (2) lower revenues resulted in reduced gross earnings in 1999 of approximately $30.0 and (3) a provision of approximately $10.0 on several projects in the fourth quarter. The increase in 1998 can be attributed to the following charges in 1997, (1) reorganization costs of $32.0 recorded in the second quarter of 1997, and (2) $30.0 in provisions for increased costs on three projects, which were initially bid and executed out of the San Diego office.

POWER SYSTEMS GROUP (WITHOUT ROBBINS FACILITY)

                                             1999         1998         1997
                                           --------     --------     --------

    Unfilled orders ..................     $  136.4     $  189.1     $  216.9
    New orders .......................        144.8        182.7        140.1
    Operating revenues ...............        144.4        138.1        182.7
    Gross earnings from operations ...         36.0         43.7         47.6

The gross loss from operations for the Robbins Facility for fiscal 1999, 1998 and 1997, was $23.5, $21.1 and $36.3, respectively. The above gross earnings from operations have been adjusted to reflect gross earnings from operations without the Robbins Facility.

Commencing in fiscal 2000, the Power Systems Group will be combined with the Energy Equipment Group, where the rest of the Corporation's power expertise resides. The unit will have a small project development team and will no longer develop waste-to-energy facilities in the United States.

As previously discussed during fiscal 1999, the Corporation reviewed various methods of monetizing selected power system facilities. Based on current economic conditions, the Corporation concluded that it would continue to operate the facilities in the normal course of business. However, it is possible that if conditions were to change, monetization might again become a viable option. We have reviewed these facilities for impairment on an undiscounted cash flow basis and determined that no adjustment to the carrying values are required.

RESEARCH AND DEVELOPMENT

The Corporation is continually engaged in research and development efforts, both in performance and analytical services on current projects and in development of new products and processes. During fiscal years 1999, 1998 and 1997, approximately $12.5, $14.1 and $16.1, respectively, were spent on Corporation-sponsored research activities. During the same periods, approximately $27.1, $32.7 and $40.4, respectively, were spent on customer-sponsored research activities that were paid for by customers of the Corporation.

FINANCIAL CONDITION

Stockholders' equity at the end of fiscal 1999 was $375.9 as compared to $572.1 at the end of fiscal 1998 and $635.5 at the end of fiscal 1997. The decrease for 1999 of $196.2 was due to the net loss of $143.6 due primarily to losses in respect of the Robbins Facility and cost realignment, the payment of dividends of $22.0 and a change in the accumulated translation adjustment of $30.9. The decrease for fiscal 1998 of $63.4 was primarily due to the payment of dividends of $34.2 and net loss of $31.5.

For fiscal 1997, 1998 and 1999, investments in land, buildings and equipment were $72.7, $133.8 and $128.1, respectively. Capital expenditures will continue to be directed primarily toward strengthening and supporting the Corporation's core businesses. At the end of June 1997, the Corporation sold the majority of the operations of Glitsch International, Inc. for approximately $185.0 in cash. Based on the previously announced repositioning plan for the Power Systems Group, it is anticipated that the level of future capital expenditures for Power Systems projects will decrease. The key components of this plan as they relate to long-term investments included a tighter focus on fewer projects and only those where Foster Wheeler's technology adds a significant value, no investments in further waste-to-energy plants in the United States, and higher levels of equity participation by third parties.

Corporate and other debt, special purpose project debt and bank loans increased by $2.3 during the three-year period ended December 31, 1999. In 1999, the Corporation issued Preferred Trust Securities the proceeds of which were used to reduce the Corporation's indebtedness under its senior credit facilities. In 1998, the Corporation made the final payment of $22.0 on 8.58% unsecured promissory private placement notes. In 1999, the Corporation entered into sale/leaseback of an office building in the United Kingdom; gross proceeds were $126.8.

In the third quarter of 1998, a subsidiary of the Corporation entered into a three-year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The credit risk of uncollectible accounts receivable has been transferred to the purchaser. The Corporation services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other deductions, in the Consolidated Statement of Earnings and Comprehensive Income. The agreement contains certain covenants and provides for various events of termination. As of December 31, 1999, $50.0 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade balance in the Consolidated Balance Sheet.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents amounted to $170.3 at December 31, 1999, a decrease of $9.8 from the prior fiscal year-end. Short-term investments decreased $44.1 to $17.1 at the end of 1999. During fiscal 1999, the Corporation paid $22.0 in stockholder dividends, repaid short and long-term debt by $247.1, off-set by proceeds of long-term debt of $56.8 and the Trust Preferred of $169.2, and funded other operating requirements.

During fiscal 1999, cash flows used for operating activities totaled $5.6 while in fiscal 1998, cash flows used by operating activities amounted to $59.1. This reduction of $53.5 was primarily due to increased cash provided or lower uses by the Energy Equipment Group-$75.7, Power Systems Group-$49.3, and Corporate and Financial Services-$58.1 offset by higher uses of cash by the Engineering and Construction Group-$129.6. The fiscal 1998 cash flows used for operating activities of $59.1 was due to the Energy Equipment Group-$10.6, Power Systems Group-$79.9, and Corporate and Financial Services-$55.9, which was offset by cash flows provided by operations of $87.3 for the Engineering and Construction Group. The Corporation's working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of the Corporation's contracts. Working capital needs have increased during the past several years as a result of the Corporation's satisfying requests from its customers, primarily in the Energy Equipment Group, for more favorable payment terms under contracts. Such requests generally include reduced advance payments and less favorable payment schedules to the Corporation.

The Corporation's contracts in process and inventories decreased by $58.5 during 1999 from $478.5 at December 25, 1998, to $420.0 at December 31, 1999. This
decrease  can be  attributed  to decreases in the E&C Group of $55.4 and

$6.9 in the Power Systems Group. In addition, accounts receivable increased by $61.9 in fiscal 1999 to $918.9 from $857.0 in fiscal 1998.

As of December 31, 1999, the Corporation had available under an existing shelf registration statement $125.0. On January 13, 1999 FW Preferred Capital Trust I, a wholly-owned subsidiary of the Corporation issued $175.0 in Preferred Trust Securities. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year, beginning April 15, 1999. The maturity date is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004. The proceeds were used to reduce borrowing under the Corporation's Revolving Credit Agreements.

Management of the Corporation believes that cash and cash equivalents on hand of $170.3 and short-term investments of $17.1 at December 31, 1999, combined with cash flows from operating activities and available capital markets will be adequate to meet its working capital and liquidity needs for the foreseeable future.

In 1996, the Corporation completed the construction of the Robbins Facility. By virtue of the Robbins Facility qualifying under the Illinois Retail Rate Law as a qualified solid waste-to-energy facility, it was to receive electricity revenues projected to be substantially higher than the utility's "avoided cost." Under the Retail Rate Law, the utility was entitled to a tax credit against a state tax on utility gross receipts and invested capital. The State was to be reimbursed by the facility for the tax credit beginning after the 20th year following the initial sale of electricity to the utility. The State repealed the Retail Rate Law insofar as it applies to this facility. Pursuant to the Robbins Agreement, the Corporation has agreed to continue to contest this repeal through the Retail Rate Litigation. Pursuant to the Robbins Agreement, the Corporation has also agreed that any proceeds of the Retail Rate Litigation will be allocated in the following order of priority: (1) to redeem all of the outstanding 1999D Bonds, (2) to reimburse the Corporation for any amounts paid by it in respect of the 1999D Bonds (together with interest on the foregoing amounts at a rate of 10.6% per annum) and (3) to reimburse the Corporation for any costs incurred by it in connection with prosecuting the Retail Rate Litigation (together with interest on the foregoing amounts at a rate of 10.6% per annum). Then, to the extent there are further proceeds, an amount equal to the amount distributed pursuant to preceding clause (2) shall fund payments in respect of the Non-Recourse Robbins Bonds. Thereafter, 80% of any further proceeds shall fund payments on the Non-Recourse Robbins Bonds until an amount sufficient to repay such Bonds in full has been paid over, with the remaining 20% being paid over to the Corporation. After the foregoing payments shall have been made, any remaining proceeds shall be paid over to the Corporation.

UNCERTAINTIES

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

On November 30, 1999 the United States District Court for the Northern District of Texas handed down a final judgment in the case of Koch Engineering Company, Inc. et al vs. Glitsch, Inc., et al. Glitsch, Inc. (now known as Tray, Inc.) is an indirect subsidiary of the Corporation. This lawsuit, which claimed damages for patent infringement and trade secret misappropriations, has been pending for over 16 years. The judgment awarded compensatory damages of $20.8 million plus prejudgment interest in an amount yet to be calculated by the Court, and punitive damages equal to 50% of compensatory damages. Tray, Inc. has been advised by its counsel that the Court's decision contains numerous legal and factual errors subject to reversal by an appeal.

The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970s and prior. As of December 31, 1999, there were approximately 73,600 (1998-62,400) claims pending. Approximately 30,700 new claims were filed in 1999. The Corporation has agreements with insurance carriers covering significantly more than a majority of the potential costs relating to these exposures. During the three-year period ended December 31, 1999, the Corporation tried, settled or summarily disposed of approximately 103,200 (1999-19,400) asbestos-related claims. Approximately $108.7, substantially all of which was reimbursed or will be reimbursed, were spent on asbestos litigation defense and case resolution during the three-year period (1997-$28.7; 1998-$39.6; 1999-$40.4). The Corporation has recorded an asset relating to probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

At the end of 1999, the Corporation has recorded approximately $120.0 for expected claims (see Note 1 - Use of Estimates).

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management's strategy for managing risks associated with interest rate fluctuations is to enter into financial instrument transactions, such as interest rate swaps and forward rate agreements, to reduce such risks. Management's strategy for managing transaction risks associated with currency fluctuations is for each operating unit to enter into derivative transactions such as, forward foreign exchange agreements to hedge its exposure on contracts into the operating unit's functional currency. The Corporation utilizes all such financial instruments solely for hedging. Corporate policy prohibits the speculative use of such instruments. The Corporation is exposed to credit loss in the event of nonperformance by the counter parties to such financial instruments. To minimize this risk, the Corporation enters into these financial instruments with financial institutions that are primarily rated A or better by Standard & Poor's or A2 or better by Moody's. Management believes that the geographical diversity of the Corporation's operations mitigates the effects of the currency translation exposure. No significant unhedged assets or liabilities are maintained outside the functional currency of the operating subsidiaries. Accordingly, translation exposure is not hedged.

Interest Rate Risk - The Corporation is exposed to changes in interest rates primarily as a result of its borrowings under its Revolving Credit Agreements and its variable rate project debt. If market rates average 1% more in 2000 than in 1999, the Corporation's interest expense, after considering the effect of the interest rate swap agreements, would increase, and income before tax would decrease by approximately $3.5. This amount has been determined by considering the impact of the hypothetical interest rates on the Corporation's variable-rate balances and interest rate swap agreements as of December 31, 1999. In the event of a significant change in interest rates, management would likely take action to further mitigate its exposure to the change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the
sensitivity   analysis  assumes  no  changes  in  the  Corporation's   financial
structure.

Foreign Currency Risk - The Corporation has significant overseas operations. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. This results in a mitigation of the potential impact of earnings fluctuations as a result of changes in foreign exchange rates. In addition in order to further mitigate risks associated with foreign currency fluctuations, the affiliates of the Corporation enter into foreign currency exchange contracts to hedge the exposed contract value back to their functional currency. As of year end the Corporation had $520.5 of foreign exchange contracts outstanding. These contracts mature between 2000 and 2003. Approximately 23% of these contracts require a domestic subsidiary to sell Japanese yen and receive U.S. dollars. The remaining contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currency or other currencies for which they have payment obligations to third parties. The Corporation does not enter into foreign currency contracts for speculative purposes.

Other Financial Instruments - At year end 1998 the Corporation had entered into a treasury lock to fix the interest rate on an anticipated issue of Preferred Trust Securities for a nominal value of $150.0 for thirty years. The Preferred Trust Securities totaling $175.0 were subsequently issued on January 13, 1999 and the treasury lock was terminated.

Interest Rate Swaps - During 1999 the Corporation entered into interest rate swap agreements, with maturities up to 30 years to manage its exposure to interest rate movements by effectively converting a portion of its Trust Preferred Securities from fixed to variable rates. The net face amount of interest rate swaps subject to variable rates at year-end was $110.0. These agreements involve the exchange of fixed rate payments for variable rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a weighted average rate of 6.55%. Variable rate payments are based on six month U.S. dollar LIBOR. Interest rate differentials paid or received under these agreements are recognized over the six months period as adjustments to interest expense. Gains or losses on terminated swap agreements are amortized over the original life of the agreements as adjustments to interest expense. The Corporation does not hold or issue interest rate swap agreements for trading purposes.

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

OTHER ACCOUNTING MATTERS

The Financial Accounting Standards Board released in June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. The Corporation is currently assessing the impact of adoption of this new Statement. The effective date of this Statement has been deferred by the issuance of Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" until the fiscal year beginning after June 15, 2000.

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

         BUSINESS CONTINUATION PLAN

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

In 1997, the Y2K Committee prepared a plan to safeguard against interruption of the Corporation's (and its subsidiaries') business activities as a result of Year 2000 Problems. The plan included an Assessment Step, a Testing Step, a Remediation Step and a Confirmation Step. From 1996 through 1999, the
Corporation and/or its subsidiaries investigated the IT and non-IT equipment, software and services they used to identify, evaluate, modify and/or replace goods or services which were not Year 2000 Compliant.

By December 31, 1999, the Corporation and its subsidiaries completed the Assessment, Testing, Remediation and Confirmation steps. No IT or non-IT equipment failures causing interruption of the Corporation's business activities have occurred and none are foreseen. A very few minor matters were reported to the Corporation.

         LIABILITY EXPOSURE MANAGEMENT

In 1997 the Corporation formed a group to develop a strategy for managing liability exposures which could result from the Year 2000 Problem (the Y2K Liaison Group). The Y2K Liaison Group developed guidelines for the Corporation's subsidiaries that address future, current and completed contract activities, and has also conducted global conferences for the Corporation's subsidiaries to discuss how those guidelines should be implemented. The Corporation's Executive Committee adopted the Group's guidelines as business policies in 1998.

Over the past twenty years, the Corporation has owned the stock of various companies which are no longer operating or whose stock or assets were sold to others. The Corporation formed a project team to identify work sold by those companies during the time that the Corporation owned them to determine if it was necessary to contact users of that work to avoid year 2000 problems. The project team completed their assignment in November 1999.

         THIRD PARTY REVIEW

In 1998 the Corporation engaged a third party to conduct a review of certain aspects of the Corporation's and its subsidiaries' Business Continuation Plans. This review was completed during November 1998, and the resulting report was acted on by Management. The Corporation also engaged several law firms to prepare reports regarding liabilities which the Corporation and its subsidiaries may face, and recommendations for liability exposure management. This work was completed in August 1998. The Corporation also had outside counsel conduct a legal audit of contract activities in early 1999, and a report was presented to the Corporation after the audit was completed.

         COORDINATION WITH OUTSIDE PARTIES

From 1996 until 1999, the Corporation and its subsidiaries coordinated with insurers, clients, vendors, contractors and trade organizations to keep abreast of Year 2000 matters. The Corporation also participated in conferences, seminars and other gatherings to improve its Year 2000 readiness.

         COSTS

The total  cost  associated  with  required  modifications  to become  Year 2000
Compliant was not material to the Corporation's financial position. The total cost of the Year 2000 Project was approximately $7.5. Items of a capital nature were capitalized while all other costs were expensed as incurred. This amount does not include a share of Year 2000 costs that were incurred by partnerships and joint ventures in which the Corporation or its subsidiaries participated. Approximately $7.0 related to the cost to repair or replace software and related hardware problems, and approximately $.5 related to the cost of identifying and communicating with vendors and/or contractors. All Year 2000 expenses were funded from operations.

         CONTINGENCY PLANS

Although the Corporation and its subsidiaries expected to be ready to continue their business activities without interruption by a Year 2000 Problem, they recognized that they depended on outsiders (such as suppliers, contractors and utility companies) to provide various goods and services necessary for doing business. The Corporation, therefore, developed a contingency plan for itself, and required each of its subsidiaries to do likewise. Each plan addressed alternative arrangements to cope with Year 2000 Problems caused by others, and back-up strategies to follow if a subsidiary's software or equipment does not perform properly, even though it appeared to be Year 2000 Compliant. Contingency Plans were finalized by December 1999.


         RISKS

The failure to correct a Year 2000 Problem could have resulted in an interruption in, or a failure of, certain normal business activities or operations. Such failures were not expected to have a material adverse affect on the Corporation's results of operations and financial condition. No such affect has been experienced thus far, and none is expected. However, it is possible that interruptions might occur later in the year 2000, so the Corporation remains vigilant and continues to enforce its Business Continuation Plan. Furthermore, although no claims have been asserted against the Corporation or its subsidiaries, it is possible that claims may yet be asserted. Therefore, the Corporation will continue to follow its liability management strategy until it concludes that changes are warranted.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Financial Statements
                                                                           Pages
                                                                           -----
   Report of Independent Accountants....................................      24

   Consolidated Statement of Earnings and Comprehensive Income for
         each of the three years in the period ended December 31, 1999..      25

   Consolidated Balance Sheet at December 31, 1999 and
         December 25, 1998       .......................................      26

   Consolidated Statement of Changes in Shareholders' Equity for
         each of the three years in the period ended December 31, 1999..      27

   Consolidated Statement of Cash Flows for each of the three years
         in the period ended December 31, 1999..........................      28

   Notes to Consolidated Financial Statements...........................   29-55

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Foster Wheeler Corporation:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Foster Wheeler Corporation and its subsidiaries at December 31, 1999 and December 25, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
New York, New York
January 25, 2000


                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1999           1998           1997
                                                           -----------    -----------    -----------
REVENUES:
     Operating revenues ................................   $ 3,867,030    $ 4,536,765    $ 4,059,965
     Other income (including interest:
         1999-$13,576; 1998-$19,455; 1997-$21,669) .....        77,044         60,227        112,050
                                                           -----------    -----------    -----------

         Total Revenues ................................     3,944,074      4,596,992      4,172,015
                                                           -----------    -----------    -----------

COSTS AND EXPENSES:
     Cost of operating revenues ........................     3,569,196      4,166,257      3,791,998
     Selling, general and administrative expenses ......       235,549        253,401        268,026
     Other deductions (including interest: 1999-$55,032;
         1998-$62,535; 1997-$54,675) ...................        97,686         79,969         89,544
     Robbins Facility write-down .......................       214,000         47,014             --
     Minority interest .................................         2,988          2,562          2,931
     Dividends on preferred security of subsidiary trust        15,181             --             --
                                                           -----------    -----------    -----------

         Total Costs and Expenses ......................     4,134,600      4,549,203      4,152,499
                                                           -----------    -----------    -----------

(Loss)/earnings before income taxes ....................      (190,526)        47,789         19,516

(Benefit)/provision for income taxes ...................       (46,891)        79,295         13,892
                                                           -----------    -----------    -----------

Net (loss)/earnings ....................................      (143,635)       (31,506)         5,624

Other comprehensive (loss)/income
     Foreign currency translation adjustment ...........       (30,870)         2,538        (34,615)
     Foreign currency translation transferred to income
         upon sale of subsidiary .......................            --             --          6,273
                                                           -----------    -----------    -----------
     Comprehensive (loss) ..............................   $  (174,505)   $   (28,968)   $   (22,718)
                                                           ===========    ===========    ===========

(Loss)/earnings per share:
     Basic .............................................       $ (3.53)        $ (.77)         $ .14
                                                           ===========    ===========    ===========
     Diluted ...........................................       $ (3.53)        $ (.77)         $ .14
                                                           ===========    ===========    ===========

Shares outstanding:
     Basic:
         Weighted average number of shares outstanding..        40,742         40,729         40,677
     Diluted:
         Effect of stock options .......................             *              *            127
                                                           -----------    -----------    -----------

     Total diluted .....................................        40,742         40,729         40,804
                                                           ===========    ===========    ===========

* The effect of the stock options was not included in the calculation of diluted earnings per share as these options were antidilutive due to the 1999 and 1998 losses.

See notes to financial statements.


                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  December 31, 1999   December 25, 1998 *
                                                                  -----------------   -------------------
                                  ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ..................................   $   170,268         $   180,068
     Short-term investments .....................................        17,053              61,223
     Accounts and notes receivable:
         Trade ..................................................       739,469             719,507
         Other ..................................................       179,429             137,498
     Contracts in process .......................................       408,431             469,049
     Inventories ................................................        11,602               9,432
     Prepaid, deferred and refundable income taxes ..............        61,531              66,068
     Prepaid expenses ...........................................        27,313              29,997
                                                                    -----------         -----------
         Total current assets ...................................     1,615,096           1,672,842
                                                                    -----------         -----------
Land, buildings and equipment ...................................     1,006,016           1,015,795
Less accumulated depreciation ...................................       357,817             339,009
                                                                    -----------         -----------
         Net book value .........................................       648,199             676,786
                                                                    -----------         -----------
Notes and accounts receivable - long-term .......................        95,526             103,612
Investment and advances .........................................       108,655              95,827
Intangible assets, net ..........................................       301,494             285,245
Prepaid pension cost and benefits ...............................       199,955             196,812
Other, including insurance recoveries ...........................       404,313             286,886
Deferred income taxes ...........................................        64,871               4,291
                                                                    -----------         -----------
         TOTAL ASSETS ...........................................   $ 3,438,109         $ 3,322,301
                                                                    ===========         ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current installments on long-term debt .....................   $    19,668         $    19,751
     Bank loans .................................................        63,378             107,051
     Accounts payable ...........................................       385,012             434,969
     Accrued expenses ...........................................       296,584             283,368
     Estimated costs to complete long-term contracts ............       610,023             563,271
     Advance payments by customers ..............................        42,801              56,630
     Income taxes ...............................................        54,086              26,626
                                                                    -----------         -----------
         Total current liabilities ..............................     1,471,552           1,491,666
Corporate and other debt less current installments ..............       372,847             540,827
Special-purpose project debt less current installments ..........       329,907             294,898
Deferred income taxes ...........................................        12,874              85,484
Postretirement and other employee benefits other than pensions ..       163,536             168,799
Other long-term liabilities and minority interest ...............       424,815             168,509
Subordinated Robbins Facility exit funding obligations ..........       111,715                  --
Mandatorily Redeemable Preferred Securities of Subsidiary Trust
     Holding Solely Junior Subordinated Deferrable Interest
     Debentures .................................................       175,000                  --
                                                                    -----------         -----------
         TOTAL LIABILITIES ......................................     3,062,246           2,750,183
                                                                    -----------         -----------
STOCKHOLDERS' EQUITY:
Preferred Stock
     Authorized 1,500,000 shares, no par value - none outstanding
Common Stock
     $1.00 par value; authorized 160,000,000 shares; issued:
         1999 and 1998-40,747,668 ...............................        40,748              40,748
Paid-in capital .................................................       201,043             201,158
Retained earnings ...............................................       211,529             377,147
Accumulated other comprehensive loss ............................       (77,219)            (46,349)
                                                                    -----------         -----------
                                                                        376,101             572,704
Less cost of treasury stock (shares: 1999-16,781; 1998-30,804) ..           238                 586
                                                                    -----------         -----------
     TOTAL STOCKHOLDERS' EQUITY .................................       375,863             572,118
                                                                    -----------         -----------
         TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY ............................................   $ 3,438,109         $ 3,322,301
                                                                    ===========         ===========

See notes to financial statements.
*Reclassified to conform to 1999 presentation, see Note 1.


                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    1999         1998         1997
                                                                 ---------    ---------    ---------
COMMON STOCK
  Balance at beginning of year ...............................   $  40,748    $  40,746    $  40,651
  Sold under stock options: (shares: 1998-2,000 and
           1997-94,427) ......................................          --            2           95
                                                                 ---------    ---------    ---------

  Balance at end of year .....................................      40,748       40,748       40,746
                                                                 ---------    ---------    ---------

PAID-IN CAPITAL
  Balance at beginning of year ...............................     201,158      201,105      197,970
  Stock option exercise price less par value .................          --           49        2,665
  Excess of cost of treasury stock or common stock issued
           under incentive and other plans over market value .        (115)          --           --
  Tax benefits related to stock options ......................          --            4          470
                                                                 ---------    ---------    ---------
  Balance at end of year .....................................     201,043      201,158      201,105
                                                                 ---------    ---------    ---------

RETAINED EARNINGS
  Balance at beginning of year ...............................     377,147      442,848      471,177
  Net (loss)/earnings for the year ...........................    (143,635)     (31,506)       5,624
  Cash dividends paid:
  Common (per share outstanding: 1999-$.54; 1998-$.84;
           1997-$.835) .......................................     (21,983)     (34,195)     (33,953)
                                                                 ---------    ---------    ---------

  Balance at end of year .....................................     211,529      377,147      442,848
                                                                 ---------    ---------    ---------

ACCUMULATED OTHER COMPREHENSIVE LOSS
  Balance at beginning of year ...............................     (46,349)     (48,887)     (20,545)
  Change in accumulated translation adjustment
           During the year ...................................     (30,870)       2,538      (34,615)
  Amount transferred to income upon sale of subsidiary .......          --           --        6,273
                                                                 ---------    ---------    ---------

  Balance at end of year .....................................     (77,219)     (46,349)     (48,887)
                                                                 ---------    ---------    ---------

TREASURY STOCK
  Balance at beginning of year ...............................         586          295          295
  Common stock acquired for Treasury: (shares: 1999-71,000,
           1998-20,000) ......................................         860          291           --
  Shares issued under incentive and other plans (shares:
           1999-85,023) ......................................      (1,208)          --           --
                                                                 ---------    ---------    ---------

  Balance at end of year .....................................         238          586          295
                                                                 ---------    ---------    ---------

  TOTAL STOCKHOLDERS' EQUITY .................................   $ 375,863    $ 572,118    $ 635,517
                                                                 =========    =========    =========

See notes to financial statements.


                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                        1999        1998 *       1997 *
                                                                     ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/earnings ..............................................   $(143,635)   $ (31,506)   $   5,624
Adjustments to reconcile net (loss)/earnings to cash flows
  from operating activities:
  Depreciation and amortization ..................................      60,448       59,994       62,010
  Noncurrent deferred tax ........................................     (84,597)      59,424       (4,553)
  Gain on sale of land, building and equipment ...................      (5,824)      (1,525)      (5,583)
  Equity earnings, net of dividends ..............................     (11,002)      (9,890)     (13,429)
  Robbins Resource Recovery Facility charge ......................     214,000       47,014           --
  Net gain on sale of subsidiaries ...............................          --           --      (49,400)
  Other noncash items ............................................       6,382       (8,257)      (6,534)
Changes in assets and liabilities, net of effect of  divestitures:
  Receivables ....................................................    (132,264)     (48,440)     (62,072)
  Sales of receivables ...........................................      11,600       38,400           --
  Contracts in process and inventories ...........................      44,251      (51,979)     (72,533)
  Accounts payable and accrued expenses ..........................     (15,317)       9,281       44,787
  Estimated costs to complete long-term contracts ................      77,402      (29,681)      58,925
  Advance payments by customers ..................................     (11,334)     (45,413)       1,251
  Income taxes ...................................................     (18,890)     (16,145)     (22,472)
  Other assets and liabilities ...................................       3,160      (30,366)     (49,231)
                                                                     ---------    ---------    ---------
  Net cash (used) by operating activities ........................      (5,620)     (59,089)    (113,210)
                                                                     ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ...........................................    (128,086)    (133,754)     (72,695)
  Proceeds from sale of properties ...............................     142,569        2,235       12,516
  Sales of subsidiaries ..........................................          --           --      185,601
  Decrease/(increase) in investments and advances ................       1,893       27,351     (100,268)
  Decrease in short-term investments .............................      43,923       34,267       34,160
  Partnership distribution .......................................      (4,385)      (4,256)      (4,800)
                                                                     ---------    ---------    ---------
  Net cash provided/(used) by investing activities ...............      55,914      (74,157)      54,514
                                                                     ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends to common stockholders ...............................     (21,983)     (34,195)     (33,953)
  Repurchase of common stock .....................................        (860)        (291)          --
  Proceeds from the exercise of stock options ....................          --           51        2,760
  (Decrease)/increase in short-term debt .........................     (37,254)      48,429        7,590
  Mandatorily Redeemable Preferred Securities of
         Subsidiary Trust Holding Solely Junior Subordinated
         Deferrable Interest Debendtures .........................     169,178           --           --
  Proceeds from long-term debt ...................................      56,797      178,022       34,684
  Repayment of long-term debt ....................................    (209,868)     (48,677)     (34,551)
                                                                     ---------    ---------    ---------
  Net cash (used)/provided by financing activities ...............     (43,990)     143,339      (23,470)
                                                                     ---------    ---------    ---------
Effect of exchange rate changes on cash and cash equivalents .....     (16,104)       2,558      (17,566)
                                                                     ---------    ---------    ---------
(DECREASE)/INCREASE IN CASH AND CASH
  EQUIVALENTS ....................................................      (9,800)      12,651      (99,732)
Cash and cash equivalents at beginning of year ...................     180,068      167,417      267,149
                                                                     ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR .........................   $ 170,268    $ 180,068    $ 167,417
                                                                     =========    =========    =========
Cash paid during the year for:
  Interest (net of amount capitalized) ...........................   $  58,799    $  47,286    $  40,225
  Income taxes ...................................................   $  30,526    $  27,694    $  30,099
See notes to financial statements

* Reclassified to conform to 1999 presentation, see Note 1.

                           FOSTER WHEELER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Foster Wheeler Corporation and all significant domestic and foreign subsidiary companies. All significant intercompany transactions and balances have been eliminated.

The Corporation's fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for domestic operations and December 31 for foreign operations. For domestic operations, the year 1999 included 53 weeks while the years 1998 and 1997 include 52 weeks.

In 1999, the Corporation reflected its investment in a joint venture in Chile on the equity method of accounting. The December 1998 consolidated balance sheet and 1998 and 1997 consolidated cash flows have been reclassified to conform to the 1999 presentation. This change had no impact on the December 1998 and 1997 consolidated statements of earnings and comprehensive income. The assets and liabilities of the joint venture included in the December 1998 consolidated balance sheet were as follows: total assets $242,662, total liabilities $182,225 and net assets $60,437.

The 1998 statement of earnings and comprehensive income has been reclassified to conform to the 1999 presentation of the Robbins Facility write-down.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, and contingencies, among others. As of year end 1999 and 1998, costs of approximately $120,000 and $75,000, respectively, were included in assets, primarily in receivables and contracts in process, representing amounts expected to be realized from claims. These claims have been recognized in accordance with the AICPA's Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production-Type Contracts." This Statement requires that it be probable that the claim will result in additional contract revenue and the amount can be reliably estimated.

REVENUE RECOGNITION ON LONG-TERM CONTRACTS - The Engineering and Construction Group records profits on long-term contracts on a percentage-of-completion basis determined on the ratio of earned revenues to total contract price, after considering accumulated costs and estimated costs to complete each contract. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contracts of the Engineering and Construction Group are generally considered substantially complete when engineering is completed and/or field construction is completed. The Corporation includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs when the Corporation determines that it is responsible for the engineering specification, procurement and management of such cost components on behalf of the customer.

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

SHORT-TERM INVESTMENTS - Short-term investments consist primarily of bonds of foreign governments and are classified as available for sale under Financial Accounting Standards Board Statement No. 115. Realized gains and losses from sales are based on the specific identification method. As of year end 1999 and 1998, unrealized gains and losses are immaterial. The proceeds from sales of short-term investments for 1999, 1998 and 1997 were $15,000, $40,000 and $1,100, respectively. The (loss)/gains on sales for 1999, 1998 and 1997 were $(250), $5,000, and $24, respectively.

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

Provision is made for Federal income taxes which may be payable on foreign subsidiary earnings to the extent that the Corporation anticipates they will be remitted. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be, permanently reinvested (and for which no Federal income tax has been provided) aggregated $270,100 at December 31, 1999. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

FOREIGN CURRENCY TRANSLATION - Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and income and expenses and cash flows at monthly weighted average rates. Foreign currency transaction gains for 1999, 1998 and 1997 were approximately $4,100, $1,600 and $2,600, respectively ($2,700, $1,000 and $1,700 net of taxes). The Corporation enters into foreign exchange contracts in its management of foreign currency exposures. Realized and unrealized gains and losses on contracts that qualify as designated hedges are deferred. Amounts receivable or payable under foreign exchange hedges are recognized as deferred gains or losses, and are included in either contracts in process or estimated costs to complete long-term contracts. The Corporation utilizes foreign exchange contracts solely for hedging purposes. Corporate policy prohibits the speculative use of financial instruments.

INVENTORIES - Inventories, principally materials and supplies, are stated at lower of cost or market, determined primarily on the average cost method.

INTANGIBLE ASSETS - Intangible assets for 1999 and 1998 consist principally of the excess of cost over the fair value of net assets acquired (goodwill) ($218,010 and $195,847), trademarks ($54,349 and $57,560) and patents ($29,135 and $31,835), respectively. These assets are being amortized on a straight-line basis over periods of 10 to 40 years. The Corporation periodically evaluates goodwill on a separate operating unit basis to assess recoverability, and impairments, if any, are recognized in earnings. In the event facts and circumstances indicate that the carrying amount of goodwill associated with an investment is impaired, the Corporation reduces the carrying amount to an amount representing the estimated undiscounted future cash flows before interest to be generated by the operation.

EARNINGS PER SHARE - Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed based on the basic plus the dilution of stock options. On April 26, 1999, the Corporation adopted a Directors Deferred Compensation and Stock Award Plan (the "Plan"). Under the Plan, each non-employee director is credited annually with share units of the Corporation's common stock. In addition, each non-employee director may elect to defer receipt of compensation for services rendered as a director, which deferred amount is credited to his or her account in the form of share units. The Corporation makes a supplemental contribution equal to 15% of the deferred amount. For the year ended December 31, 1999, 34,832 share units were credited in participants' accounts and are included in the calculation of basic earnings per share.

2.  DIVESTITURES

In 1997, the Corporation sold two subsidiaries. In the second quarter, an accrual for $6,500 was recognized for the valuation of Ullrich Copper, Inc. Since this subsidiary (a manufacturer of copper extrusions) was not part of the Corporation's three core business groups, management of the Corporation reached a decision to sell this subsidiary which was valued at the estimated fair value less the cost to sell. The final sale was completed in the third quarter of 1997 with no additional financial impact. In the second quarter, the Corporation recorded a $56,400 pretax ($36,660 after tax) gain on the sale of Glitsch International, Inc.'s operations to Koch Engineering Company. This gain was included in the second quarter. The Corporation received approximately $185,000 in cash for the majority of the assets of Glitsch International, Inc. The retained net assets have been valued at their current estimated realizable value, which are not considered material to the overall operations of the Corporation. For segment reporting purposes, the earnings of Glitsch International, Inc. up to the closing date of June 27, 1997, were included in the operating results of the Energy Equipment Group.

3.  ACCOUNTS AND NOTES RECEIVABLE

The following tabulation shows the components of trade accounts and notes receivable:

                                                             1999        1998
                                                           --------    --------
    From long-term contracts:
      Amounts billed due within one year ..............    $433,970    $383,027
                                                           --------    --------
    Retention:
       Billed:
           Estimated to be due in:
           1999 .......................................          --      58,596
           2000 .......................................      38,615       7,221
           2001 .......................................      29,670       8,857
           2002 .......................................      13,611       1,544
           2003 .......................................      11,714       9,570
           2004 .......................................       2,478          --
                                                           --------    --------
           Total billed ...............................      96,088      85,788
                                                           --------    --------

       Unbilled:
           Estimated to be due in:
           1999 .......................................          --     214,948
           2000 .......................................     179,603       2,232
           2001 .......................................         883          --
                                                           --------    --------
           Total unbilled .............................     180,486     217,180
                                                           --------    --------
           Total retentions ...........................     276,574     302,968
                                                           --------    --------
           Total receivables from long-term contracts .     710,544     685,995
    Other trade and notes receivable ..................      30,338      36,326
                                                           --------    --------
                                                            740,882     722,321

    Less, allowance for doubtful accounts .............       1,413       2,814
                                                           --------    --------
                                                           $739,469    $719,507
                                                           ========    ========


In the third quarter of 1998, a subsidiary of the Corporation entered into a three-year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The credit risk of uncollectible accounts receivable has been transferred to the purchaser. The Corporation services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other deductions, in the Consolidated Statement of Earnings and Comprehensive Income. The agreement contains certain covenants and provides for various events of termination. As of December 31, 1999 and December 25, 1998, $50,000 and $38,400, respectively, in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade balance in the Consolidated Balance Sheet.

4.  CONTRACTS IN PROCESS AND INVENTORIES

Costs of contracts in process and inventories considered in the determination of cost of operating revenues are shown below:

                                             1999          1998          1997
                                          ----------    ----------    ----------
    INVENTORIES
        Materials and supplies ........   $   11,255    $    7,960    $    7,336
        Finished goods ................          347         1,472         1,472
                                          ----------    ----------    ----------
                                          $   11,602    $    9,432    $    8,808
                                          ==========    ==========    ==========


The following tabulation shows the elements included in contract in process as related to long-term contracts:

                                             1999          1998          1997
                                          ----------    ----------    ----------
    CONTRACTS IN PROCESS
    Costs plus accrued profits less
        Earned revenues on contracts
        Currently in process ..........   $  813,939    $  986,886    $  837,556
    Less, progress payments ...........      405,508       517,837       431,178
                                          ----------    ----------    ----------
                                          $  408,431    $  469,049    $  406,378
                                          ==========    ==========    ==========


5.  LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment are stated at cost and are set forth below:

                                             1999          1998
                                          ----------    ----------

    Land and land improvements ........   $   18,057    $   20,012
    Buildings .........................      118,577       177,962
    Equipment .........................      741,716       750,613
    Construction in progress ..........      127,666        67,208
                                          ----------    ----------
                                          $1,006,016    $1,015,795
                                          ==========    ==========

Depreciation expense for the years 1999, 1998 and 1997 was $51,282, $50,859 and $52,336, respectively.


6.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

PENSION BENEFITS - The Corporation and its domestic and foreign subsidiaries have several pension plans covering substantially all full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation; the domestic plans are noncontributory. Effective January 1, 1999, a new cash balance program was established. The pension benefit under the previous formulas remain the same for current employees if so elected, however, new employees will be offered only the cash balance program. The cash balance plan resembles a savings account. Amounts are credited based on age and a percentage of earnings. At termination or retirement, the employee receives the balance in the account in a lump-sum. Under the cash balance program, future increases in earnings will not apply to prior service costs. It is the Corporation's policy to fund the plans on a current basis to the extent deductible under existing Federal tax regulations. Such contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future.

The Corporation has a 401(k) plan for salaried employees. The Corporation, for the years 1999, 1998 and 1997, contributed a 50% match of the employees' contributions, which amounted to a cost of $5,200, $5,400 and $5,500, respectively.

OTHER BENEFITS - In addition to providing pension benefits, the Corporation and some of its domestic subsidiaries provide certain health care and life insurance benefits for retired employees. Employees may become eligible for these benefits if they reach normal retirement age while working for the Corporation. Benefits are provided through insurance companies.

The following chart contains the disclosures for pension and other benefits for the years 1999, 1998 and 1997.

                                                Pension Benefits                 Other Benefits
                                             ----------------------         ----------------------
                                                1999         1998              1999         1998
                                             ---------    ---------         ---------    ---------
PROJECTED BENEFIT OBLIGATION (PBO)
    PBO at Beginning of Period ...........   $ 597,997    $ 500,744         $  89,861    $  87,352
    Service Cost .........................      30,728       29,581             1,454        1,008
    Interest Cost ........................      35,915       35,972             5,641        6,092
    Plan Participants Contributions ......       4,293        4,730               753          778
    Plan Amendments ......................        (565)       2,965              (400)          --
    Actuarial (Gain)/Loss ................     (32,231)      58,718           (12,943)       2,048
    Benefits Paid ........................     (47,228)     (34,952)           (7,130)      (7,417)
    Special Termination Benefits/Other ...      (1,940)         239                --           --
                                             ---------    ---------         ---------    ---------
    PBO at End of Period .................     586,969      597,997            77,236       89,861
                                             ---------    ---------         ---------    ---------
PLAN ASSETS
    Fair Value of Plan Assets Beginning of
      Period .............................     576,668      542,601                --           --
    Actual Return on Plan Assets .........      83,397       51,154                --           --
    Employer Contributions ...............      11,812       11,590             6,377        6,639
    Plan Participant Contributions .......       4,293        4,730               753          778
    Benefits Paid ........................     (39,138)     (34,952)           (7,130)      (7,417)
    Other ................................        (142)       1,545                --           --
                                             ---------    ---------         ---------    ---------
    Fair Value of Plan Assets at End of
      Period .............................     636,890      576,668                 0            0
                                             ---------    ---------         ---------    ---------
FUNDED STATUS
    Funded Status ........................      49,921      (21,329)          (77,236)     (89,861)
    Unrecognized Net Actuarial
       Loss/(Gain) .......................      51,261      121,878            (8,407)       4,536
    Unrecognized Prior Service Cost ......      13,193       16,912           (21,978)     (23,742)
                                             ---------    ---------         ---------    ---------
    Prepaid (Accrued) Benefit Cost .......   $ 114,375    $ 117,461         $(107,621)   $(109,067)
                                             =========    =========         =========    =========


                                                   Pension Benefits                    Other Benefits
                                         --------------------------------    --------------------------------
                                           1999        1998        1997        1999        1998        1997
                                         --------    --------    --------    --------    --------    --------
NET PERIODIC BENEFIT COST
    Service Cost .....................   $ 30,728    $ 29,581    $ 25,363    $  1,454    $  1,008    $  1,000
    Interest Cost ....................     35,915      35,972      33,526       5,641       6,092       6,264
    Expected Return on Plan Assets ...    (52,164)    (52,534)    (61,031)         --          --          --
    Amortization of Transition Asset .     (2,969)     (3,031)     (4,637)         --          --          --
    Amortization of Prior Service Cost      2,805       2,625       1,373      (2,164)     (2,123)     (2,211)
    Recognized Actuarial (Gain)/
      Loss/Other .....................      5,477        (275)     14,261          --         (46)         --
                                         --------    --------    --------    --------    --------    --------
    SFAS #87 Net Periodic Pension Cost     19,792      12,338       8,855       4,931       4,931       5,053
    SFAS #88 Cost ....................      3,136 *        --          --          --          --          --
                                         --------    --------    --------    --------    --------    --------
    Total Net Periodic Pension Cost ..   $ 22,928    $ 12,338    $  8,855    $  4,931    $  4,931    $  5,053
                                         ========    ========    ========    ========    ========    ========
WEIGHTED AVERAGE ASSUMPTIONS
    Discount Rate.....................       6.92%       6.33%       7.77%        8.0%        7.0%       7.25%
    Long Term Rate of Return..........       9.46%       9.85%       10.0%
    Salary Scale......................       4.55%       4.46%       5.48%


    * Under the provision of SFAS No. 88 "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," reduction of workforce under the Realignment Plan and early retirement resulted in a charge in $3,136 in 1999.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              1-Percentage       1-Percentage
                                                             Point Increase     Point Decrease
                                                             --------------     --------------
Effect on total of service and interest cost components....     $    208          $    (195)
Effect on postretirement benefit obligations...............        2,783             (2,804)

Health care cost trend:
1999 ......................................................          8.0%
Decline to 2011............................................          5.0%


7.  BANK BORROWINGS

The approximate weighted average interest rates on borrowings outstanding (primarily foreign) at the end of 1999 and 1998 were 4% and 6%, respectively.

Unused lines of credit for short-term bank borrowings aggregated $79,810 at year-end 1999, of which approximately 73% was available in the United States and Canada at interest rates not exceeding the prime commercial lending rate and the remainder was available overseas in various currencies at rates consistent with market conditions in the respective countries.

Interest costs incurred (including dividends on preferred security) in 1999, 1998 and 1997 were $74,856, $72,284 and $65,054 of which $4,643, $9,749 and
$10,379, respectively, were capitalized.


8.  CORPORATE AND OTHER DEBT
                                                               1999       1998
                                                             --------   --------
Corporate and other debt consisted of the following:
    Revolving Credit Agreements (average interest rate 6%)   $150,000   $340,000
    6.75% Notes due November 15, 2005 ...................     200,000    200,000
    Other ...............................................      22,921      1,173
                                                             --------   --------
                                                              372,921    541,173
Less, Current portion ...................................          74        346
                                                             --------   --------
                                                             $372,847   $540,827
                                                             ========   ========
Principal payments are payable in annual installments of:
    2001 ................................................    $    126
    2002 ................................................      22,690
    2003 ................................................     150,000
    2004 ................................................          --
    2005 ................................................     200,010
    Balance due in installments through 2007 ............          21
                                                             --------
                                                             $372,847
                                                             ========

CORPORATE DEBT - The Corporation has $200,000 Notes in the public market which bear interest at a fixed rate of 6.75% per annum, payable semiannually, and mature November 15, 2005. The Notes are rated BBB- and Baa3 by Standard & Poor's and Moody's, respectively, and were issued under an indenture between the Corporation and Harris Trust and Savings Banks. The Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The Notes constitute senior unsecured indebtedness of the Corporation and rank on parity with the Corporation's other senior unsecured indebtedness.

On February 12, 1999, the Corporation entered into a revolving credit agreements (the "Revolving Credit Agreements"), consisting of a $270,000 revolving credit agreement with a four-year term and a $90,000 revolving credit agreement with a 364-day term, each bearing interest at a floating rate. Loans under the Revolving Credit Agreements were used to repay the outstanding indebtedness under previous revolving credit agreements and for general corporate purposes. At December 31, 1999, $150,000 was outstanding under the Revolving Credit Agreements. The Corporation also pays various fees to the lenders thereunder.

The Revolving Credit Agreements require, among other things, that the Corporation maintain a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. As a result of charges relating to the cost realignment plan in the third quarter and charges relating to the Robbins Facility in the third and fourth quarters of 1999, the Corporation received waivers on its Revolving Credit Agreements and on December 1, 1999, the Revolving Credit Agreements were amended and restated (the "Amended and Restated Revolving Credit Agreements"). The Corporation was in compliance with covenants under the Amended and Restated Revolving Credit Agreements as of December 31, 1999.

At December 31, 1999, $150,000 of loans were outstanding under the Amended and Restated Revolving Credit Agreements. The Corporation is also permitted to allocate a portion of its available credit under the four-year revolving credit agreement for the issuance of standby letters of credit. Such amounts are not recorded as funded indebtedness, and at the end of 1999, $81,900 of such standby letters of credit were outstanding.

9.  SUBORDINATED ROBBINS FACILITY EXIT FUNDING OBLIGATIONS

Foster Wheeler's subordinated obligations under the Exit Funding Agreement entered into in connection with the restructuring of debt incurred to finance construction of a waste-to-energy facility in the Village of Robbins, Illinois (the "Robbins Facility") will be limited to funding:

  (a) 1999C Bonds 7 1/4% interest, due October 15, 2009 ($17,845)
        and October 15, 2024 ($77,155)                                 $ 95,000
  (b) 1999D Bonds accrued at 7% due October 15, 2009                     18,000
                                                                       --------
                Total                                                  $113,000
                                                                       ========

1999C BONDS. The 1999C Bonds are subject to mandatory sinking fund reduction prior to maturity at a Redemption Price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date, by application by the Trustee of funds on deposit to the credit of the 1999C Sinking Fund Installment Subaccount on October 15 in the years and in the principal amounts as follows:

                     1999C BONDS DUE 2009
     Year           Amount           Year            Amount
     ----          -------           ----          ---------
     2000          $ 1,285           2005          $   1,810
     2001            1,375           2006              1,940
     2002            1,475           2007              2,080
     2003            1,580           2008              2,225
     2004            1,690           2009              2,385
                                                   ---------
                                                   $  17,845
                                                   ---------

                     1999C BONDS DUE 2024
     2023                                          $  37,230
     2024                                             39,925
                                                   ---------
                                                      77,155
                                                   $  95,000
                                                   =========

                                    Current            1,285
                                    Long-term        111,715
                                                  ----------
                                                   $ 113,000
                                                   =========


10.  MANDATORILY REDEEMABLE PREFERRED SECURITIES

On January 13, 1999, FW Preferred Capital Trust I, a Delaware Business Trust owned by the Corporation issued $175,000 in Preferred Trust Securities. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year. Such distributions may be deferred for periods up to five years. The maturity date is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004.

11.  SPECIAL-PURPOSE PROJECT DEBT

                                                                                    1999         1998
                                                                                  --------     --------
    The Corporation's  obligations  with  respect to this debt are limited to guaranteeing the operating performance of the projects:
    Collateralized  note  payable,  interest  varies  based on one of several money market rates (1999-year-end rate 6.975%),
        due semiannually through July 30, 2006 ..............................     $ 42,793     $ 46,853
    Floating/Fixed  Rate Resource  Recovery  Revenue Bonds,  interest  varies based on tax-exempt  money market rates  (1999-year-end  rate 5.65%), due semiannually August 1, 2000 through
        February 1, 2010 ....................................................       36,448       40,048
    Solid Waste Disposal and Resource Recovery System Revenue
        Bonds, interest 7.125% to 7.5%, due annually December 1, 2000
        through 2010 ........................................................      113,135      120,150
    Resource Recovery Revenue Bonds, interest 7.9% to 10%, due
        annually December 15, 2000 through 2012 .............................       59,710       64,276
    Collateralized note payable, interest varies based on LIBOR rates, due
        semiannually starting June 30, 2001 through December 31, 2012 .......       97,415       42,976
                                                                                  --------     --------
                                                                                   349,501      314,303
    Less, Current portion ...................................................       19,594       19,405
                                                                                  --------     --------
                                                                                  $329,907     $294,898
                                                                                  ========     ========

      Principal payments are payable in annual installments of:
        2001......................................................    $  26,617
        2002......................................................       30,394
        2003......................................................       35,113
        2004......................................................       34,582
        2005......................................................       34,258
        Balance due in installments through 2012..................      168,943
                                                                      ---------
                                                                      $ 329,907
                                                                      =========

SPECIAL-PURPOSE SUBSIDIARY PROJECT DEBT - Special-purpose Subsidiary Project Debt represent debt incurred to finance the construction of cogeneration facilities or waste-to-energy projects. The notes and/or bonds are collateralized by certain assets of each project.

COGENERATION PROJECTS - The note payable for $42,793 represent a loan under a bank credit facility to a limited partnership whose general partner is a Special-purpose Project Subsidiary.

The Floating/Fixed Rate Resource Recovery Revenue Bonds in the amount of $36,448 were issued in a total amount of $45,450. The bonds are collateralized by an irrevocable standby letter of credit issued by a commercial bank.

WASTE-TO-ENERGY PROJECTS - The Solid Waste Disposal and Resource Recovery System Revenue Bonds totaling $113,135 were issued in a total amount of $133,500. The bonds are collateralized by a pledge of certain revenues and assets of the project, but not the plant (see Note 16).

The Resource Recovery Revenue Bonds of $59,710 were issued in a total amount of $86,780. The bonds are collateralized by a pledge of certain revenues and assets of the project.

The note payable for $97,415 represents a loan under a bank credit facility to a Special-purpose project subsidiary. The Corporation entered into interest rate swap agreements, which fixed the interest rate on the majority of the original principal amount of the debt. Under this agreement, the Corporation pays to the counterparties interest at 4.78% on the current notional principal and the counterparties pay to the Corporation interest at a variable rate based on LIBOR on the notional principal. The notional principal of the swap increases through December 29, 2000 and amortizes through December 30, 2011, and at December 31, 1999 was $80,400. Amounts receivable under the swap agreements are reflected as a reduction of interest expense.

12. RESEARCH AND DEVELOPMENT

For the years 1999, 1998 and 1997,  approximately $12,500,  $14,100 and $16,100, respectively, were spent on Corporation-sponsored research activities. During the same periods, approximately $27,100, $32,700 and $40,400, respectively, were spent on customer-sponsored research activities, which were paid by customers of the Corporation.

13. INCOME TAXES

The components of (loss)/earnings before income taxes for the years 1999, 1998 and 1997 were taxed under the following jurisdictions:

                                                        1999         1998         1997
                                                     ---------    ---------    ---------
Domestic .......................................     $(320,702)   $ (39,858)   $ (66,438)
Foreign ........................................       130,176       87,647       85,954
                                                     ---------    ---------    ---------
   Total .......................................     $(190,526)   $  47,789    $  19,516
                                                     =========    =========    =========

The provision for income taxes on those earnings was as follows:

                                                        1999         1998         1997
                                                     ---------    ---------    ---------
Current tax expense/(benefit):
   Domestic ....................................     $  15,469    $   1,550    $ (12,183)
   Foreign .....................................        66,687       41,816       40,059
                                                     ---------    ---------    ---------
   Total current ...............................        82,156       43,366       27,876
                                                     ---------    ---------    ---------
Deferred tax (benefit)/expense:
   Domestic ....................................      (109,154)      47,600       (9,499)
   Foreign .....................................       (19,893)     (11,671)      (4,485)
                                                     ---------    ---------    ---------
   Total deferred ..............................      (129,047)      35,929      (13,984)
                                                     ---------    ---------    ---------

Total (benefit)/provision for income taxes .....     $ (46,891)   $  79,295    $  13,892
                                                     =========    =========    =========

Deferred tax liabilities (assets) consist of the following:

                                                        1999         1998
                                                     ---------    ---------
Difference between book and tax
   Depreciation ................................     $  91,380    $  90,911
Pension assets .................................        36,036       35,814
Capital lease transactions .....................        10,748       11,422
Revenue recognition ............................        25,744       24,670
Other ..........................................         1,392        8,440
                                                     ---------    ---------
Gross deferred tax liabilities .................       165,300      171,257
                                                     ---------    ---------

Current taxability of estimated costs to
   complete long-term contracts ................        (5,469)      (5,891)
Income currently taxable deferred for
   financial reporting .........................        (5,591)      (5,930)
Expenses not currently deductible for tax
   purposes ....................................      (166,414)     (56,970)
Investment tax credit carryforwards ............       (30,251)     (30,251)
Postretirement benefits other than pensions ....       (61,895)     (63,017)
Asbestos claims ................................        (6,370)      (6,370)
Minimum tax credits ............................       (11,371)     (10,120)
Foreign tax credits ............................       (38,197)     (38,197)
Other ..........................................       (45,274)     (15,997)
Valuation allowance ............................        96,250       81,250
                                                     ---------    ---------
Net deferred tax assets ........................      (274,582)    (151,493)
                                                     ---------    ---------
                                                     $(109,282)   $  19,764
                                                     =========    =========

The domestic investment tax credit carryforwards, if not used, will expire in the years 2002 through 2007. Foreign tax credit carryforwards are recognized based on their potential utilization and, if not used, will expire in the years 2000 through 2004. As reflected above, the Corporation has recorded various deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the various credits. Management believes that it is more likely than not that all of the deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. The 1999 and 1998 increases in the valuation allowance of $15,000 and $61,300, respectively, were caused primarily by the losses of the Robbins Facility and their impact on the realizability of tax benefits in the future.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before income taxes, as a result of the following:

                                                  1999       1998      1997
                                                -------    -------    ------
   Tax (benefit)/provision at U.S. ...........
      statutory rate .........................    (35.0)%     35.0%     35.0%
   State income taxes, net of Federal
      income tax benefit .....................     (4.0)       3.1       9.9
   Increase in valuation allowance ...........      5.2      128.2
   Difference in estimated income taxes on
      foreign income and losses, net of
      previously provided amounts ............      7.9       (1.1)     28.1
   Other .....................................      1.3        0.7      (1.8)
                                                -------    -------    ------
                                                  (24.6)%    165.9%     71.2%
                                                =======    =======    ======

14. LEASES

The Corporation entered into a sale/leaseback of the 600 ton-per-day waste-to-energy plant in Charleston, South Carolina, in 1989. The terms of the agreement are to lease back the plant under a long-term operating lease for 25 years. The minimum lease payments under the long-term noncancelable operating lease are as follows: 2000 - $8,000; 2001 - $8,000; 2002 - $8,300; 2003 -
$8,000; 2004 - $8,000; and an aggregate of $79,300 thereafter. Lease expense recognized for 1999, 1998 and 1997 was $7,500, $7,500 and $9,300, respectively. Recourse under this agreement is primarily limited to the assets of the special-purpose entity.

The Corporation and certain of its subsidiaries are obligated under other operating lease agreements primarily for office space. Rental expense for these leases amounted to $27,700 in 1999, $26,300 in 1998 and $26,500 in 1997. Future
minimum rental commitments on noncancelable leases are as follows: 2000 - $30,000; 2001 - $27,800; 2002 - $25,700; 2003 - $18,000; 2004 - $14,600 and an
aggregate of $178,000 thereafter.

15.  QUARTERLY FINANCIAL DATA (Unaudited)

                                                                                  Three Months Ended
                                                            -----------------------------------------------------------
1999                                                        March 26(a)     June 25(a)   Sept. 24(a)(b)    Dec. 31(a)(c)
----                                                        -----------    -----------   -------------     ------------
Operating revenues .....................................    $   998,770    $   854,958    $   940,062      $ 1,073,240
Gross earnings from operations .........................         85,541         66,663         62,586           83,044
Net earnings/(loss) ....................................         15,403          5,385        (22,910)        (141,513)

Earnings/(loss) per share:
    Basic ..............................................          $ .38          $ .13         $ (.56)         $ (3.47)
    Diluted ............................................          $ .38          $ .13         $ (.56)         $ (3.47)
Shares outstanding:
    Basic:
      Weighted average number of shares outstanding ....         40,730         40,732         40,746           40,760
    Diluted:
      Effect of stock options ..........................              0             11              *                *
                                                            -----------    -----------    -----------      -----------
    Total diluted ......................................    $    40,730    $    40,743    $    40,746      $    40,760
                                                            ===========    ===========    ===========      ===========


1998                                                        March 27(e)     June 26(e)    Sept. 25(e)       Dec. 25(e)
----                                                        -----------    -----------    -----------      -----------
Operating revenues .....................................    $ 1,027,961    $ 1,033,825    $ 1,081,149      $ 1,393,830
Gross earnings from operations .........................         86,127         84,151         87,058          113,172
Net earnings/(loss) ....................................         13,285         12,845        (74,251) (d)      16,615

Earnings/(loss) per share:
    Basic ..............................................            .33            .32          (1.82)             .41
    Diluted ............................................            .33            .32          (1.82)             .41
Shares outstanding:
    Basic:
      Weighted average number of shares outstanding ....         40,735         40,737         40,727           40,717
    Diluted:
      Effect of stock options ..........................              7              7              *                0
                                                            -----------    -----------    -----------      -----------
    Total diluted ......................................    $    40,742    $    40,744    $    40,727      $    40,717
                                                            ===========    ===========    ===========      ===========

(a) Includes in the first, second, third and fourth quarter of 1999 were pre-tax losses for the Robbins Facility of $1,913, $15,572, $13,163, and $-0-, (after tax $1,244, $10,122, $8,556 and $-0-), respectively.
(b) Includes $37,600 ($27,600 after tax) for cost realignment.
(c) Includes $214,000 ($154,000 after tax) related to the final settlement on the Robbins Facility (see Note 24).
(d) Includes $47,000 ($30,600 after tax) for asset impairments of the Robbins Facility and a provision of $61,300 for an increase in the income tax valuation allowance.
(e) Includes in the first, second, third and fourth quarter of 1998 were pre-tax losses for the Robbins Facility of $6,309, $11,527, $4,423,and $3,555, (after tax $4,101, $7,493, $2,875 and $2,311), respectively.

* The effect of the stock options was not included in the calculation of diluted earnings per share as these options were antidilutive due to the quarterly loss.

16.  LITIGATION AND UNCERTAINTIES

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

The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970s and prior. As of December 31, 1999, there were approximately 73,600 (1998-62,400) claims pending. Approximately 30,700 new claims were filed in 1999. The Corporation has agreements with insurance carriers covering significantly more than a majority of the potential costs relating to these exposures. During the three-year period ended December 31, 1999, the Corporation tried, settled or summarily disposed of approximately 103,200 (1999-19,400) asbestos-related claims. Approximately $108,700, substantially all of which was reimbursed or will be reimbursed, were spent on asbestos litigation defense and case resolution during the three-year period (1997-$28,700; 1998-$39,600; 1999-$40,400). The Corporation has recorded an asset relating to probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

On November 30, 1999 the United States District Court for the Northern District of Texas handed down a final judgment in the case of Koch Engineering Company, Inc. et al vs. Glitsch, Inc., et al. Glitsch, Inc. (now known as Tray, Inc.) is an indirect subsidiary of the Corporation. This lawsuit, which claimed damages for patent infringement and trade secret misappropriations, has been pending for over 16 years. The judgment awarded compensatory damages of $20.8 million plus prejudgment interest in an amount yet to be calculated by the Court, and punitive damages equal to 50% of compensatory damages. Tray, Inc. has been advised by its counsel that the Court's decision contains numerous legal and factual errors subject to reversal by an appeal.

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

In 1996, the Corporation completed the construction of a recycling and waste-to-energy project located in the Village of Robbins, Illinois (the Robbins Facility). By virtue of the Robbins Facility qualifying under the Illinois Retail Rate Law as a qualified solid waste-to-energy facility, it was to receive electricity revenues projected to be substantially higher than the utility's "avoided cost." Under the Retail Rate Law, the utility was entitled to a tax credit against a state tax on utility gross receipts and invested capital. The State was to be reimbursed by the facility for the tax credit beginning after the 20th year following the initial sale of electricity to the utility. The State repealed the Retail Rate Law insofar as it applied to this facility. Pursuant to the Robbins Agreement, the Corporation has agreed to continue to contest this repeal through the Retail Rate Litigation. Pursuant to the Robbins Agreement, the Corporation has also agreed that any proceeds of the Retail Rate Litigation will be allocated in the following order of priority: (1) to redeem all of the outstanding 1999D Bonds, (2) to reimburse the Corporation for any amounts paid by it in respect of the 1999D Bonds

(together with interest on the foregoing amounts at a rate of 10.6% per annum) and (3) to reimburse the Corporation for any costs incurred by it in connection with prosecuting the Retail Rate Litigation (together with interest on the foregoing amounts at a rate of 10.6% per annum). Then, to the extent there are further proceeds, an amount equal to the amount distributed pursuant to preceding clause (2) shall fund payments in respect of the Non-Recourse Robbins Bonds. Thereafter, 80% of any further proceeds shall fund payments on the Non-Recourse Robbins Bonds until an amount sufficient to repay such Bonds in full has been paid over, with the remaining 20% being paid over to the Corporation. After the foregoing payments shall have been made, any remaining proceeds shall be paid over to the Corporation.

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

17.  STOCK OPTION PLANS

The Corporation has two fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Corporation's two stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Corporation's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                1999         1998        1997
                                             ----------   ---------   ----------

   Net (loss)/earnings - as reported ......  $ (143,635)  $ (31,506)  $ 5,624
                                             ==========   =========   ==========
   Net (loss)/earnings - pro forma ........  $ (145,550)  $ (33,656)  $ 2,994
                                             ==========   =========   ==========
   (Loss)/earnings per share as reported
      Basic ...............................     $ (3.53)     $ (.77)    $ .14
      Diluted .............................       *           *         $ .14
   (Loss)/earnings per share - pro forma
      Basic ...............................     $ (3.57)     $ (.83)    $ .07
      Diluted .............................       *           *         $ .07

   *Stock options not included in diluted earnings per share due to losses in 1999 and 1998.


The assumption regarding the stock options issued to executives in 1999 and 1998 was that 100% of such options vested in each year, rather than one-third as required by the Plan, since one-third of the previous two years would have vested in 1999, 1998 and 1997.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:


                                       1999            1998              1997
                                       ----            ----              ----
    Dividend yield.................    5.89%           3.04%             2.22%
    Expected volatility............   48.70%          33.10%            27.52%
    Risk free interest rate........    4.90%           5.64%             6.25%
    Expected life (years)..........    5.0             5.0               5.0

Under the 1995 Stock Option Plan approved by the stockholders in April 1995 and amended in April 1999; the total number of shares of common stock that may be granted is 3,300,000. In April 1990, the stockholders approved a Stock Option Plan for Directors of the Corporation. On April 29, 1997, the stockholders approved an amendment of the Directors" Stock Option Plan, which authorizes the granting of options on 400,000 shares of common stock to directors who are not employees of the Corporation, who will automatically receive an option to acquire 3,000 shares each year.

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



   Information regarding these option plans for the years 1999, 1998 and 1997 is as follows:

                                                              1999                    1998                      1997
                                                    ----------------------   ----------------------   ----------------------
                                                                  Weighted-               Weighted-                 Weighted-
                                                                   Average                 Average                   Average
                                                                  Exercise                Exercise                  Exercise
                                                      Shares       Price       Shares       Price       Shares       Price
                                                    ---------    ---------   ---------    ---------   ---------    ---------
  Options outstanding, beginning of year ....       1,816,802    $   32.79   1,408,303    $   34.32   1,123,230    $   33.00
  Options exercised .........................              --           --      (2,000)       25.41     (94,427)       29.23
  Options granted ...........................         698,500        14.17     414,000        27.62     379,500        36.96
  Options cancelled or expired ..............          (6,940)       14.84      (3,501)       37.92          --           --
                                                    ---------                ---------                ---------
  Options outstanding, end of year ..........       2,508,362    $   27.66   1,816,802    $   32.79   1,408,303    $   34.32
                                                    =========                =========                =========

  Option price range at end of year..........      $11.34375 to              $14.50 to                $14.50 to
                                                   $45.6875                  $45.6875                 $45.6875

  Option price range for exercised shares....              --                $22.1250 to              $21.3125 to
                                                                             $28.6875                 $42.1875

  Options available for grant at end of year.       1,847,166                  741,416                1,153,416
                                                    =========                =========                =========
  Weighted-average fair value of options,
  granted during the year....................        $ 4.20                    $ 7.97                   $10.67

  Options exercisable at end of year.........       1,607,279                1,198,941                  827,358

  Weighted-average of exercisable options at
  end of year................................        $33.10                    $33.56                   $32.05

The following table summarizes information about fixed-price stock options outstanding at December 31, 1999:

                                             Options Outstanding                    Options Exercisable
                              ----------------------------------------------   -----------------------------
                                              Weighted-
                                 Number        Average           Weighted-        Number         Weighted-
           Range of           Outstanding     Remaining           Average      Exercisable        Average
        Exercise Prices       at 12/31/99  Contractual Life   Exercise Price   at 12/31/99    Exercise Price
    ----------------------    -----------  ----------------   --------------   -----------    --------------
    $21.3125  to  $22.125        23,727        1 year             $21.52           23,727         $21.52
     22.0625  to   28.6875       39,500        2 years             23.24           39,500          23.24
     26.9375  to   27.4375       76,833        3 years             27.33           76,833          27.33
     27.4375  to   28.75         89,667        4 years             28.49           89,667          28.49
     32.9375  to   40.0625      160,834        5 years             36.04          160,834          36.04
     29.75    to   35.25        374,467        6 years             30.19          374,467          30.19
     42.1875  to   45.6875      255,584        7 years             42.63          255,584          42.63
     36.9375  to   37.25        379,500        8 years             36.96          313,333          36.97
     27.50    to   27.625       414,000        9 years             27.62          273,334          27.61
     11.34375 to   15.0625      694,250       10 years             14.17               --             --
                              ---------                                         ---------
     11.34375 to   45.6875    2,508,362                                         1,607,279
                              =========                                         =========


18.  PREFERRED SHARE PURCHASE RIGHTS

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

19.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

FOREIGN CURRENCY CONTRACTS AND INTEREST RATE SWAPS - The fair values of these financial instruments (used for hedging purposes) are estimated by obtaining quotes from brokers. The Corporation is exposed to market risks from changes in interest rates and fluctuations in foreign exchange rates. Financial instruments are utilized by the Corporation to reduce these risks. The Corporation does not hold or issue financial instruments for trading purposes. The Corporation is exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated A (S&P) or better (see Notes 1, 8 and 11).

TREASURY LOCK - At year-end 1998, the Corporation had entered into a treasury lock in order to fix the interest rate at a level of 5.91% plus market spread on an anticipated issue of Trust Preferred Securities for a nominal value of $150,000 for 30 years. Trust Preferred Securities totaling $175,000 were issued on January 13, 1999 at which time the treasury lock was terminated. The difference will be recognized as an adjustment to interest expense over the term\of the Trust Preferred Securities.

CARRYING   AMOUNTS  AND  FAIR  VALUES  -  The  estimated   fair  values  of  the
Corporation's financial instruments are as follows:

                                                   1999                            1998
                                     -----------------------------    ----------------------------
                                     Carrying Amount    Fair Value    Carrying Amount   Fair Value
                                     ---------------    ----------    ---------------   ----------
Nonderivatives:
Cash and short-term investments ...    $ 187,321        $ 187,321       $ 241,291       $ 241,291
Long-term debt ....................     (722,422)        (703,844)       (855,476)       (851,207)

Derivatives:
Foreign currency contracts ........         (717)            (717)         (1,036)         (1,036)
Interest rate swaps ...............           --          (10,218)             --          (5,424)
Treasury lock .....................           --               --              --         (15,268)


In the ordinary course of business, the Corporation is contingently liable for performance under standby letters of credit and bank guarantees totaling approximately $398,000 and $349,000 at December 31, 1999 and December 25, 1998, respectively. In the Corporation's past experience, no material claims have been made against these financial instruments. Management of the Corporation does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero. As of December 31, 1999, the Corporation had $520,500 of forward exchange contracts outstanding. These forward exchange contracts mature between 2000 and 2003. Approximately 23% of these contracts require a domestic subsidiary to sell Japanese yen and receive U.S. dollars. The remaining contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Corporation to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Corporation places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Corporation's customer base and their dispersion across different business and geographic areas. As of December 31, 1999 and December 25, 1998, the Corporation had no significant concentrations of credit risk. The Corporation had issued third-party off-balance-sheet financial guarantees totaling approximately $2,750 and $24,750 at year-end 1999 and 1998, respectively.

20.  BUSINESS SEGMENTS - DATA

The business of the Corporation and its subsidiaries falls within three business groups. THE ENGINEERING AND CONSTRUCTION GROUP designs, engineers and constructs petroleum, chemical, petrochemical and alternative-fuels facilities and related infrastructure, including power- generation and distribution facilities, production terminals, pollution control equipment and water treatment facilities and process plants for the production of fine chemicals, pharmaceuticals, dyestuffs, fragrances, flavors, food additives and vitamins. Also, the E&C Group provides a broad range of environmental remediation services, together with related technical, design and regulatory services. THE ENERGY EQUIPMENT GROUP designs, manufactures and erects steam- generating and auxiliary equipment for power stations and industrial markets worldwide. Steam-generating equipment includes a full range of fluidized-bed and conventional boilers firing coal, oil, gas, biomass and other municipal solid waste, waste wood and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOX burners. Site services related to these products encompass plant erection, maintenance engineering, plant upgrading and life extension, and plant repowering. In addition, this Group provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. At the end of June 1997, the Energy Equipment Group sold Glitsch International, Inc. which provided proprietary solutions and systems for many separation applications and manufactured highly engineered chemical-separations equipment for the petroleum refining, petrochemical, chemical and gas processing industries. THE POWER SYSTEMS GROUP utilizes Foster Wheeler's strengths in design, engineering, manufacturing and construction to build, own or lease, and operate cogeneration, independent power production and resource recovery facilities as well as facilities for the process and petrochemical industries. Commencing in fiscal 2000, this group will be combined with Energy Equipment Group, where the rest of the power expertise resides.

The Corporation conducts its business on a global basis. The E&C Group accounted for the largest portion of the Corporation's operating revenues and operating income over the last ten years. In 1999, the Group accounted for approximately 75% of the operating revenues. The geographic dispersion of these operating revenues was as follows: 22% North America, 26% Asia, 29% Europe, 13% Middle East and 10% other. The Energy Equipment Group accounted for 21% of the operating revenues of the Corporation. The geographic dispersion of these operating revenues was as follows: 29% North America, 32% Asia, 30% Europe and 9% other. The Power Systems Group accounted for 4% of the Corporation's 1999 operating revenues.

Earnings of segments represent revenues less expenses attributable to that group or geographic area where the operating units are located. Revenues between business segments are immaterial and are eliminated in Corporate and Financial Services.

Export revenues accounts for 15.3% of operating revenues. No single customer represented 10% or more of operating revenues for 1999 and 1997. In 1998, one customer (Oman LNG) accounted for approximately $500,000.

Identifiable assets by group are those assets that are directly related to and support the operations of each group. Corporate assets are principally cash, investments and real estate.

Summary financial information concerning the Corporation's reportable segments is shown in the following table:
(In Millions of Dollars)

                                                                                                 Corporate
                                                        Engineering                              and
                                                        and            Energy        Power       Financial
                                            Total       Construction   Equipment     Systems     Services (1)
                                            -----       ------------   ---------     -------     ------------
1999
----
Revenues ...............................   3,944.1        3,015.9        852.4        187.3       (111.5)
Interest income ........................      13.6            6.7          2.6          1.2          3.1
Interest expense (2) ...................      70.2 (9)        6.8         13.6         32.9         16.9
Earnings/(loss) before income taxes ....    (190.5)(3)(4)    92.0(3)      15.6(3)    (219.7)(4)    (78.4)(3)
Income taxes/(benefits) ................     (46.9)          35.2          4.6        (60.7)       (26.0)
Net (loss)/earnings ....................    (143.6)          56.8         11.0       (159.0)       (52.4)
Identifiable assets ....................   3,438.1        1,535.8        878.1        722.8        301.4
Capital expenditures ...................     128.1          118.9          6.6          1.0          1.6
Depreciation and amortization ..........      60.5           26.0         18.6         13.5          2.4

1998 *
------

Revenues ...............................   4,597.0        3,459.5      1,111.2        184.3       (158.0)
Interest income ........................      19.5           21.0          4.0          5.2        (10.7)
Interest expense (2) ...................      62.5            7.9          9.3         25.6         19.7
Earnings/(loss) before income taxes ....      47.8           97.4         50.1        (50.6)       (49.1)
Income taxes/(benefits) ................      79.3           34.1         18.9        (16.5)        42.8
Net (loss)/earnings ....................     (31.5)          63.3         31.2        (34.1)(5)    (91.9)(6)
Identifiable assets ....................   3,322.3        1,543.1        954.5        783.3         41.4
Capital expenditures ...................     133.8          112.3         16.1          4.6          0.8
Depreciation and amortization ..........      60.0           25.6         18.2         13.7          2.5

1997 *
------

Revenues ...............................   4,172.0        2,928.6      1,197.2        208.5       (162.3)
Interest income ........................      21.7           18.7          6.1          5.2         (8.3)
Interest expense (2) ...................      54.7            5.7         12.6         23.2         13.2
Earnings/(loss) before income taxes ....      19.5           51.5(7)      49.0(7)     (26.7)(8)    (54.3)(7)
Income taxes/(benefits) ................      13.9           24.3         17.0         (7.9)       (19.5)
Net earnings/(loss) ....................       5.6           27.2         32.0        (18.8)       (34.8)
Identifiable assets ....................   3,186.7        1,241.3        896.9        708.3        340.2
Capital expenditures ...................      72.7           42.1         14.6         14.1          1.9
Depreciation and amortization ..........      62.0           24.5         21.4         13.4          2.7


(1) Includes general corporate income and expense, the Corporation's captive insurance operation and eliminations.
(2) Includes intercompany interest charged by Corporate to the business groups on outstanding borrowings.
(3) Includes in 1999 cost realignment of $37.6 ($27.6 after tax), the pre-tax charge per group is: Engineering and Construction $19.6, Energy Equipment $2.5, and Corporate and Financial $15.5.
(4) Includes in 1999, $214.0 ($154.0 after tax) related to final settlement of the Robbins Facility and $30.6 relates to the current year operation of the Robbins Facility.
(5) Includes in 1998 a pretax loss for the Robbins Facility of $72.8 ($47.3 after tax).
(6) Includes in 1998 a tax valuation allowance of $61.3.
(7) Includes in 1997 a net charge of $50.9 ($37.4 after tax) consisting of the following pretax items: Second quarter amounts: Gain on sale of Glitsch International, Inc.'s operations-$56.4 (Energy Equipment Group); provision for reorganization costs-$32.0 (Energy Equipment Group); and write-downs of long-lived assets-$6.5 (Corporate and Financial Services). Third quarter amounts: Contract write-downs-$24.0 (Engineering & Construction Group) and $30.0 (Energy Equipment Group). Fourth quarter amount: European realignment cost-$14.8 (Engineering & Construction Group).
(8) Includes in 1997 a pretax loss for the Robbins Facility of $38.9 ($25.3 after tax).
(9) Includes in 1999 dividends on Preferred Security of $15.2.

* Restated to conform to 1999 presentation (see Note 1).

                                                 1999        1998        1997
                                              ---------   ---------   ---------

Equity  earnings/(loss) in unconsolidated  subsidiaries
were as follows:
----------------

Engineering and Construction ..............   $     9.0   $     3.5   $     7.0
Energy Equipment ..........................          --         (.3)         .5
Power Systems .............................         6.8         5.4         2.7
Corporate and Financial Services ..........          --         (.7)        (.7)
                                              ---------   ---------   ---------

Total .....................................   $    15.8   $     7.9   $     9.5
                                              =========   =========   =========

Geographic:
-----------

Revenues:
---------

United States .............................   $ 1,430.5   $ 1,877.9   $ 1,755.7
Europe ....................................     2,533.7     2,806.2     2,478.2
Canada ....................................        91.4        70.9       100.4
Corporate and Financial Services, including
     Eliminations .........................      (111.5)     (158.0)     (162.3)
                                              ---------   ---------   ---------

Total .....................................   $ 3,944.1   $ 4,597.0   $ 4,172.0
                                              =========   =========   =========

Long-lived assets:
------------------

United States .............................   $   652.6   $   672.9   $   753.5
Europe ....................................       358.9       338.0       208.5
Canada ....................................         1.5         0.7         2.1
Corporate and Financial Services, including
     eliminations .........................        45.3        46.2        83.1
                                              ---------   ---------   ---------

Total .....................................   $ 1,058.3   $ 1,057.8   $ 1,047.2
                                              =========   =========   =========


Revenues and long-lived assets are based on the country in which the contracting subsidiary is located.

21.  OTHER EVENTS

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

22.  CONSOLIDATING FINANCIAL INFORMATION

The following represents summarized consolidating financial information as of December 31, 1999 with respect to the financial position, and for the year ended December 31, 1999, for results of operations and cash flows of the Corporation and its wholly-owned and majority-owned subsidiaries. In February 1999 Foster Wheeler USA Corporation, Foster Wheeler Energy Corporation and Foster Wheeler Energy International, Inc. issued guarantees in favor of the holders of the Corporation's 6 3/4% Notes due November 15, 2005 (the "Notes"). Each of the guarantees is full and unconditional, and joint and several. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors, because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to the Corporation.


                      CONDENSED CONSOLIDATING BALANCE SHEET

                                December 31, 1999

                                                                          Non-
                                                         Guarantor     Guarantor
                 Assets                       FWC       Subsidiaries  Subsidiaries   Eliminations   Consolidated
               -----------                -----------   ------------  ------------   ------------   ------------
Current assets ........................   $   391,364   $   419,956   $ 1,558,601    $  (754,825)   $ 1,615,096
Investment in subsidiaries ............       915,470       303,241        90,327     (1,309,038)
Land, buildings & equipment (net) .....        47,461        27,709       579,555         (6,526)       648,199
Notes and accounts receivable -
   long-term ..........................        68,691         8,395       385,515       (367,075)        95,526
Intangible assets (net) ...............                      88,450       213,044                       301,494
Other non-current assets ..............       544,224            20       188,796         44,754        777,794
                                          -----------   -----------   -----------    -----------    -----------

TOTAL ASSETS ..........................   $ 1,967,210   $   847,771   $ 3,015,838    $(2,392,710)   $ 3,438,109
                                          ===========   ===========   ===========    ===========    ===========

 Liabilities & Stockholders' Equity
 ----------------------------------

Current liabilities ...................   $   469,832       392,751   $ 1,365,793    $  (756,824)   $ 1,471,552
Long-term debt ........................       558,251                     513,057       (368,554)       702,754
Other non-current liabilities .........       563,264         8,256       253,058       (111,638)       712,940
Preferred trust securities ............                                   175,000                       175,000
                                          -----------   -----------   -----------    -----------    -----------

TOTAL LIABILITIES .....................     1,591,347       401,007     2,306,908     (1,237,016)     3,062,246
TOTAL STOCKHOLDERS'
    EQUITY ............................       375,863       446,764       708,930     (1,155,694)       375,863
                                          -----------   -----------   -----------    -----------    -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY ...............   $ 1,967,210   $   847,771   $ 3,015,838    $(2,392,710)   $ 3,438,109
                                          ===========   ===========   ===========    ===========    ===========


               CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA

                      For the Year Ended December 31, 1999

                                                 Guarantor     Non-Guarantor
                                     FWC        Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                 -----------    ------------   ------------   ------------   ------------
Revenues .....................   $    78,381    $   851,054    $ 3,450,547    $  (435,908)   $ 3,944,074
Cost of operating revenues ...                      806,789      3,132,895       (370,488)     3,569,196
Selling, general and adminis-
    trative, other deductions
    and minority interests ...       276,530         49,236         91,058        (65,420)       351,404

Robbins Facility write-down ..                                     214,000                       214,000

Equity in net earnings of
     subsidiaries ............        (7,177)        14,645                        (7,468)
                                 -----------    -----------    -----------    -----------    -----------

(Loss)/earnings before income
     taxes ...................      (205,326)         9,674         12,594         (7,468)      (190,526)
(Benefit)/provision for income
     taxes ...................       (61,691)        (1,596)        16,396                      (46,891)
                                 -----------    -----------    -----------    -----------    -----------

Net (loss)/earnings ..........   $  (143,635)   $    11,270    $    (3,802)   $    (7,468)   $  (143,635)
                                 ===========    ===========    ===========    ===========    ===========


               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW DATA

                      For the Year Ended December 31, 1999

                                                      Guarantor    Non-Guarantor
                                           FWC       Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                        ---------    ------------  -------------   ------------  ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
Robbins Resource Recovery
   Facility charge ..................   $ 161,446                    $  52,554                    $ 214,000
Other ...............................    (147,320)    $  12,608       (112,601)     $  27,693      (219,620)
                                        ---------     ---------      ---------      ---------     ---------
NET CASH (USED)/PROVIDED BY
   OPERATING ACTIVITIES .............   $  14,126     $  12,608      $ (60,047)     $  27,693     $  (5,620)
                                        ---------     ---------      ---------      ---------     ---------


CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures ................                    (5,419)      (122,667)                    (128,086)
Proceeds from sale of properties ....                       214        142,355                      142,569
(Increase)/decrease in investment
and advances ........................     (66,883)       20,400        (34,837)        83,213         1,893
Decrease in short-term
   investments ......................                                   43,923                       43,923
Other ...............................                     3,391         (7,776)                      (4,385)
                                        ---------     ---------      ---------      ---------     ---------
NET CASH PROVIDED/(USED) BY
   INVESTING ACTIVITIES .............     (66,883)       18,586         20,998         83,213        55,914
                                        ---------     ---------      ---------      ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES
Dividends to Common
   Stockholders .....................     (21,983)                                                  (21,983)
Issuance of trust preferred
   securities .......................                                  169,178                      169,178
(Decrease)/increase in short-
   term debt ........................     (20,000)                     (17,254)                     (37,254)
Proceeds from long-term debt ........                                   56,797                       56,797
Repayment of long-term debt .........    (190,000)                     (19,868)                    (209,868)
Other ...............................     287,282       (34,666)      (142,570)      (110,906)         (860)
                                        ---------     ---------      ---------      ---------     ---------
NET CASH (USED)/PROVIDED BY
   FINANCING ACTIVITIES .............      55,299       (34,666)        46,283       (110,906)      (43,990)
                                        ---------     ---------      ---------      ---------     ---------
Effect of exchange rate changes
   on cash and cash equivalents .....                                  (16,104)                     (16,104)
(Decrease)/increase in cash and
   cash equivalents .................       2,542        (3,472)        (8,870)                      (9,800)
Cash and cash equivalents,
   beginning of year ................      13,720         6,552        159,796                      180,068
                                        ---------     ---------      ---------      ---------     ---------
Cash and cash equivalents, end
   of year ..........................   $  16,262     $   3,080      $ 150,926      $       0     $ 170,268
                                        =========     =========      =========      =========     =========

23.  EQUITY INTEREST

The Corporation owns a non-controlling equity interest in three cogeneration projects; two of which are located in Italy and one in Chile. In addition, the Corporation owns an equity interest in a hydrogen producing plant in Venezuela. Following is summarized financial information for the Corporation's equity affiliates combined, as well as the Corporation's interest in the affiliates.

                                            December 31, 1999  December 25, 1998
                                            -----------------  -----------------
    Balance Sheet Data:
    -------------------
    Current assets .........................   $  104,084         $   83,871
    Other assets (primarily buildings
         and equipment) ....................      506,620            541,507
    Current liabilities ....................       48,562             35,126
    Other liabilities (primarily long-
         term debt) ........................      410,199            461,972
    Net assets .............................      151,943            128,280

    Income Statement Data for the year:
    -----------------------------------
    Total revenues .........................   $  130,077
    Income before income taxes .............       34,546
    Net earnings ...........................       29,947


As of December 31, 1999, the Corporation's share of the net earnings and investment in the equity affiliates totaled $15,752 and $108,655, respectively. Dividends of $4,750 were received during the year 1999. The Corporation has guaranteed certain performance obligations of such projects. The Corporation's obligations under such guarantees are approximately $1,500 per year for the three projects. The Corporation has provided a $10,000 debt service reserve letter of credit providing liquidity for debt service payments. No amounts have been drawn under the letter of credit. The earnings results for the year 1998 were $2,784 for these operations.

24.  ROBBINS SETTLEMENT

On October 21, 1999, the Corporation announced it had reached an Agreement (the "Robbins Agreement") with the holders of approximately 80% of the principal amount of bonds issued in connection with the financing of the Robbins Facility. Under the Robbins Agreement, the $320,000 aggregate principal amount of existing bonds were exchanged for $273,000 aggregate principal amount of new bonds on February 3, 2000, $113,000 of which (the "Corporation-supported Robbins Bonds") will be funded by payments from the Corporation under an Exit Funding Agreement and the balance of which (the "Non-Recourse Robbins Bonds") will be non-recourse to the Corporation. In addition, pursuant to the Robbins Agreement, the Corporation will exit from its operating role in respect of the Robbins Facility.

     Specific elements of the agreement are as follows:

     The new Corporation-supported Robbins Bonds will consist of (a) $95,000 aggregate principal amount of 7.25% amortizing term bonds, $17,845 of which mature on October 15, 2009 and $77,155 of which mature on October 15, 2024 and (b) $18,000 aggregate principal amount of 7% accretion bonds maturing on October 15, 2009 with all interest to be paid at maturity (the "1999D Bonds");

        o The Corporation will continue to operate the Robbins Facility until the earlier of the sale of the Robbins Facility or October 15, 2001, on a full-cost reimbursable basis with no operational or performance guarantees;
        o Any remaining obligations of the Corporation under the $55,000 additional credit support facility in respect of the existing bonds have been terminated;

        o     The  Corporation  will  continue  to  prosecute   certain  pending
              litigation (the "Retail Rate Litigation") against various officials of the State of Illinois; and
        o The Corporation will cooperate with the bondholders in seeking a new owner/operator for the Robbins Facility.

     On December 1, 1999, three special purpose subsidiaries of the Corporation commenced reorganization proceedings under Chapter 11 of the Bankruptcy Code in order to effectuate the terms of the agreement. On January 21, 2000, these subsidiaries' plan of reorganization was confirmed, and the plan was consummated on February 3, 2000.

     The Corporation does not expect to incur any further operating losses from the Robbins Facility since it will be operating the Robbins Facility for the limited term described above only as custodian for the bondholders and will be reimbursed for all of its operating costs.

     In the fourth quarter of 1999, the Corporation recorded a pretax charge of approximately $214,000. This charge fully recognized all existing obligations of the Corporation related to the Robbins Facility, including
     (a) prepaid lease expense of $45,600, (b) $20,350 of outstanding bonds issued in conjunction with the equity financing of the Robbins Facility and
     (c) transaction expenses of $4,500. The liability for all of the Corporation-supported bonds are recorded at the net present value of $133,350 with $113,000 being subordinated obligation and $20,350 as senior Corporation obligation (see Note 9). The Corporation is considered to be the primary obligor on these bonds. The ongoing legal expenses relating to the Retail Rate Litigation will be expensed as incurred (discussed in more detail under Note 16).

25.  COST REALIGNMENT PLAN

     The Corporation's continuing business strategy is to maintain focus on its core business segments in engineering and construction, and energy equipment. In order to remain competitive in these segments while improving margins, the Corporation is reducing costs through staff reduction and closure of some smaller operating facilities. Beginning with the second quarter of 1999, these changes include the reduction of approximately 1,600 permanent positions, including 500 overhead and other support positions from its worldwide workforce. At December 31, 1999, approximately 1,400 of the above 1,600 permanent positions have been reduced. In addition, approximately 800 agency personnel within the Engineering & Construction Group were reduced during the course of this year. The positions eliminated include engineering, clerical, support staff and manufacturing personnel.

     In connection with this cost  realignment  plan, the  Corporation  recorded charges in the third quarter of 1999 of approximately $37,600 ($27,600 after-tax). The pre-tax charge by group was as follows: $19,600 for Engineering and Construction, $2,500 for Energy Equipment Group and $15,500 for Corporate and Financial. Approximately $22,600 represents employee severance costs and related benefits and the balance represents asset write-downs and provisions for closing some offices. The charge of $37,600, was recorded in the following captions: cost of operating revenues-$17,500; selling, general and administrative expenses-$5,100; and other deductions-$15,000. The cost realignment plan, when complete, should result in substantial cost savings. It is anticipated that the plan will be complete prior to the end of the first quarter 2000. The cash remaining to be spent as of the end of 1999 is approximately $8,500.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to Foster Wheeler's Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2000. Certain information regarding executive officers is included in PART I hereof in accordance with General Instruction G (3) of Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to Foster Wheeler's Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to Foster Wheeler's Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2000.


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

       3 The following Exhibits are required by Item 601 of Regulation S-K and by paragraph (c) of Item 14 of Form 10-K:

       3.1 Copy of Restated Certificate of Incorporation of Foster Wheeler Corporation, dated August 12, 1996 (filed as Exhibit
                  3.1 to Foster Wheeler Corporation"s 1996 Quarterly Report on Form 10-Q for the quarter ended September 27, 1996 and incorporated herein by reference).

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

       10.1 Purchase Agreement, dated as of June 21, 1995, by and between Foster Wheeler Corporation and A. Ahlstrom Corporation (filed as Exhibit 10.1 to Foster Wheeler Corporation's Current Report on Form 8-K, dated October 12, 1995, and incorporated herein by reference).

       10.2 Supplement and Amendment Agreement dated as of September 30, 1995 between Foster Wheeler Corporation and A. Ahlstrom Corporation (filed as Exhibit 10.2 to Foster Wheeler Corporation's Current Report on Form 8-K, dated October 12, 1995, and incorporated herein by reference).

       10.3 Amended and Restated Revolving Credit Agreement among the Corporation, the Guarantors Signatory thereto, the Lenders Signatory thereto, and the Agents and Arrangers Signatory thereto, dated as of December 1, 1999 (Exhibit 10.3).

       10.4 Amended and Restated Short-term Revolving Credit Agreement among the Corporation, the Guarantors Signatory thereto, the Lenders Signatory thereto, and the Agents and Arrangers Signatory thereto, dated as of December 1, 1999 (Exhibit 10.4).

       10.5 Form of Change in Control Agreement entered into by the Corporation and the following executive officers: H. E. Bartoli, J. Blythe, L. Fries Gardner , R. D. Iseman, T. R. O'Brien, J. E. Schessler and R. J. Swift (filed as an Exhibit to Foster Wheeler Corporation's Quarterly Report Form 10-Q for the quarter ended June 26, 1998 and incorporated herein by reference).

       12 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Preferred Shares Dividend Requirements (Exhibit 12)

       21         Subsidiaries of the registrant (Exhibit 21)

       23         Consent of independent accountants (Exhibit 23)

       27 Financial data schedule (for the informational purposes of the Commission only).

(b)    Current Reports on Form 8-K:

       Report dated October 12, 1999 (Robbins)
       Report dated  December 13, 1999 (Koch)

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 333-77125 (filed April 27, 1999), 333-25945 (filed April 28, 1997), 33-59739
(filed June 1, 1995),  33-40878  (filed May 29, 1991) and 33-34694 (filed May 2,
1990):

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

                                                    FOSTER WHEELER CORPORATION
                                                           (Registrant)

Dated  March 1, 2000                        By:     /s/ Lisa Fries Gardner
       -------------                                ----------------------
                                                    Lisa Fries Gardner
                                                    Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of March 1, 2000, by the following persons on behalf of the registrant, in the capacities indicated.

         Signature                                    Title
         ---------                                    -----

/s/ Richard J. Swift                    Director, Chairman, President and
----------------------------            Chief Executive Officer and Acting Chief
Richard J. Swift                        Financial Officer
(Principal Executive Officer and
         Principal Financial Officer)

/s/ Thomas J. Mazza                     Assistant Controller
----------------------------
Thomas J. Mazza
(Principal Accounting Officer)

/s/ Eugene D. Atkinson                  Director
----------------------------
Eugene D. Atkinson

/s/ Louis E. Azzato                     Director
----------------------------
Louis E. Azzato

/s/ John P. Clancey                     Director
----------------------------
John P. Clancey

/s/ David J. Farris                     Director
----------------------------
David J. Farris

/s/ E. James Ferland                    Director
----------------------------
E. James Ferland

/s/ Martha Clark Goss                   Director
----------------------------
Martha Clark Goss

/s/ Constance J. Horner                 Director
----------------------------
Constance J. Horner

/s/ Joseph J. Melone                    Director
----------------------------
Joseph J. Melone

/s/ John E. Stuart                      Director
----------------------------
John E. Stuart