Form 10-Q
period 2000-03-31
FOSTER WHEELER CORP
filed 2000-05-09
CIK 38321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                    FOR THE TRANSITION PERIOD FROM ___ TO ___


                         COMMISSION FILE NUMBER 1-286-2


                           FOSTER WHEELER CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)


           NEW YORK                                        13-1855904
------------------------------------                   ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


PERRYVILLE CORPORATE PARK, CLINTON, NJ                     08809-4000
--------------------------------------                -------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:    (908) 730-4000
                                                      -----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,738,243 shares of the Corporation's common stock ($1.00 par value) were outstanding as of March 31, 2000.

                           FOSTER WHEELER CORPORATION

                                      INDEX



Part I              Financial Information:

          Item 1 -  Financial Statements:

                    Condensed Consolidated Balance Sheet at March 31, 2000 and December 31, 1999

                    Condensed Consolidated Statement of Earnings and Comprehensive Income Three Months Ended
                    March 31, 2000 and March 26, 1999

                    Condensed Consolidated Statement of Cash Flows
                    Three Months Ended March 31, 2000 and March 26, 1999

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

Signatures

                          PART I FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)

                                                             March 31, 2000    December 31,
                                                               (UNAUDITED)        1999
                                                               ------------       ------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ................................   $   187,715    $   170,268
Short-term investments ...................................        15,071         17,053
Accounts and notes receivable ............................       853,897        918,898
Contracts in process and inventories .....................       441,646        420,033
Prepaid, deferred and refundable income taxes ............        53,033         61,531
Prepaid expenses .........................................        34,889         27,313
                                                             -----------    -----------
     Total current assets ................................     1,586,251      1,615,096
                                                             -----------    -----------
Land, buildings and equipment ............................       998,220      1,006,016
Less accumulated depreciation ............................       360,792        357,817
                                                             -----------    -----------
     Net book value ......................................       637,428        648,199
                                                             -----------    -----------
Notes and accounts receivable - long-term ................        91,884         95,526
Investments and advances .................................       113,212        108,655
Intangible assets, net ...................................       296,917        301,494
Prepaid pension cost and benefits ........................       198,698        199,955
Other, including insurance recoveries ....................       400,147        404,313
Deferred income taxes ....................................        64,414         64,871
                                                             -----------    -----------
           TOTAL ASSETS ..................................   $ 3,388,951    $ 3,438,109
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current installments on long-term debt ...................   $    19,953    $    19,668
Bank loans ...............................................        83,920         63,378
Accounts payable and accrued expenses ....................       621,221        681,596
Estimated costs to complete long-term contracts ..........       613,817        610,023
Advance payments by customers ............................        61,694         42,801
Income taxes .............................................        50,838         54,086
                                                             -----------    -----------
     Total current liabilities ...........................     1,451,443      1,471,552
Corporate and other debt less current installments .......       362,602        372,847
Special-purpose project debt less current installments ...       329,001        329,907
Deferred income taxes ....................................        13,197         12,874
Postretirement and other employee benefits other than
     Pensions ............................................       159,986        163,536
Other long-term liabilities and minority interest ........       416,265        424,815
Subordinated Robbins Facility exit funding obligations ...       111,715        111,715
Mandatorily Redeemable Preferred Securities of
     Subsidiary Trust Holding Solely Junior Subordinated .
     Deferrable Interest Debentures ......................       175,000        175,000
                                                             -----------    -----------
           TOTAL LIABILITIES .............................     3,019,209      3,062,246
                                                             -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock .............................................        40,748         40,748
Paid-in capital ..........................................       200,963        201,043
Retained earnings ........................................       217,458        211,529
Accumulated other comprehensive loss .....................       (89,334)       (77,219)
                                                             -----------    -----------
                                                                 369,835        376,101
Less cost of treasury stock ..............................            93            238
                                                             -----------    -----------
           TOTAL STOCKHOLDERS' EQUITY ....................       369,742        375,863
                                                             -----------    -----------
           TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY .....................   $ 3,388,951    $ 3,438,109
                                                             ===========    ===========



See notes to condensed consolidated financial statements.


                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
               (In Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)

                                                    THREE MONTHS ENDED
                                                    ------------------
                                               MARCH 31, 2000  MARCH 26, 1999
                                               --------------  --------------

Revenues:
     Operating revenues ....................   $    822,036    $    998,770
     Other income ..........................         14,260          19,208
                                               ------------    ------------

          Total revenues ...................        836,296       1,017,978
                                               ------------    ------------

Cost and expenses:
     Cost of operating revenues ............        741,558         913,229
     Selling, general and adminis-
          trative expenses .................         54,101          55,212
     Other deductions/minority
          interest .........................         23,011          24,722
     Dividends on preferred security
            of subsidiary trust ............          3,937           3,281
                                               ------------    ------------

                    Total costs and expenses        822,607         996,444
                                               ------------    ------------

Earnings before income taxes ...............         13,689          21,534
Provision for income taxes .................          5,317           6,131
                                               ------------    ------------

Net earnings ...............................          8,372          15,403

Other comprehensive (loss)/income:
     Foreign currency translation
             adjustment ....................        (12,115)        (14,863)
                                               ------------    ------------

Comprehensive (loss)/income ................   $     (3,743)   $        540
                                               ============    ============

Earnings per share:
     Basic .................................   $        .21    $        .38
                                               ============    ============
     Diluted ...............................   $        .21    $        .38
                                               ============    ============

Shares outstanding:
     Basic .................................     40,776,234      40,729,835
     Diluted ...............................            338              50
                                               ------------    ------------

     Total diluted .........................     40,776,572      40,729,885
                                               ============    ============

Cash dividends paid per
      common share .........................   $        .06    $        .21
                                               ============    ============



See notes to condensed consolidated financial statements.


                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)
                                                                  THREE MONTHS ENDED
                                                                  ------------------
                                                             MARCH 31, 2000  MARCH 26, 1999
                                                             --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ...............................................   $   8,372     $ 15,403
Adjustments to reconcile net earnings
      to cash flows from operating activities:
Depreciation and amortization ..............................      15,086       18,234
Deferred tax ...............................................       1,011       (6,916)
Equity earnings, net of dividends ..........................      (4,546)      (4,594)
Other noncash items ........................................      (3,869)      (5,329)
Changes in assets and liabilities:
Receivables ................................................      55,562      (85,586)
Contracts in process and inventories .......................     (26,155)      37,951
Accounts payable and accrued expenses ......................     (59,528)     (13,803)
Estimated costs to complete long-term contracts ............      14,637       28,637
Advance payments by customers ..............................      19,999          392
Income taxes ...............................................       3,798          473
Other assets and liabilities ...............................      (5,726)     (13,798)
                                                                ---------    --------
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES ...........      18,641      (28,936)
                                                                ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures .......................................     (11,208)     (32,735)
Proceeds from sale of properties ...........................         798          396
Decrease in investments and advances .......................       5,316       12,131
Decrease in short-term investments .........................       1,982       10,505
Partnership distributions ..................................      (2,599)      (4,385)
                                                                ---------    --------
NET CASH USED BY INVESTING ACTIVITIES ......................      (5,711)     (14,088)
                                                                ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to stockholders ..................................      (2,443)      (8,548)
Repurchase of common stock .................................         (83)        (860)
Mandatorily Redeemable Preferred Securities of
      Subsidiary Trust Holdings Solely Junior Subordinated
      Deferrable Interest Debentures .......................        --        169,178
Increase/(decrease) in short-term debt .....................      22,569       (2,707)
Proceeds from long-term debt ...............................       3,321       22,444
Repayment of long-term debt ................................     (14,067)    (145,893)
                                                                ---------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..................       9,297       33,614
                                                                ---------    --------

Effect of exchange rate changes on cash and cash equivalents      (4,780)      (4,154)
                                                                ---------    --------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS ...........      17,447      (13,564)
Cash and cash equivalents at beginning of year .............     170,268      180,068
                                                                ---------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................   $ 187,715    $ 166,504
                                                                =========    ========

Cash paid during period:
Interest (net of amount capitalized) .......................   $   9,855    $   4,505
Income taxes ...............................................   $   4,329    $   2,584



See notes to condensed consolidated financial statements

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


1. The condensed consolidated balance sheet as of March 31, 2000, and the related condensed consolidated statements of earnings and comprehensive income and cash flows for the three month period ended March 31, 2000 and March 26, 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

           The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in Foster Wheeler Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on March 1, 2000. The Condensed Consolidated Balance Sheet as of December 31, 1999 has been derived from the audited Consolidated Balance Sheet included in the 1999 Annual Report on Form 10-K. A summary of Foster Wheeler Corporation's significant accounting policies is presented on pages 29, 30, and 31 of its 1999 Annual Report on Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the 1999 Annual Report on Form 10-K when reviewing interim financial results. There has been no material change in the accounting policies followed by Foster Wheeler Corporation (hereinafter referred to as "Foster Wheeler" or the "Corporation") during the first quarter of 2000.

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

           The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970s and prior. As of March 31, 2000, there were approximately 83,800 claims pending. In the first quarter of 2000, approximately 13,400 new claims have been filed and approximately 3,200 were either settled or dismissed without payment. The Corporation has agreements with insurance carriers covering significantly more than a majority of the potential costs relating to these exposures. The Corporation has recorded an asset relating to probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

           On November 30, 1999 the United States District Court for the Northern District of Texas handed down a final judgment in the case of KOCH ENGINEERING COMPANY, INC. ET AL VS. GLITSCH, INC., ET AL. Glitsch, Inc. (now known as Tray, Inc.) is an indirect subsidiary of the Corporation. This lawsuit, which claimed damages for patent infringement and trade secret misappropriations, has been pending for over 16 years. The judgment awarded compensatory damages of $20.8 million plus prejudgment interest in an amount yet to be calculated by the Court, and punitive damages equal to 50% of compensatory damages. Tray, Inc. has been advised by its counsel that the Court's decision contains numerous legal and factual errors subject to reversal by an appeal. Various motions for relief from the judgment are pending before the trial court.

           In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden County Waste-to-Energy Project (the "Camden Project") with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues are not expected to be sufficient to service the debt on outstanding bonds, which were issued to construct the plant and to acquire a landfill for Camden County's use. These outstanding bonds are public debt, not debt of the Corporation. The Corporation has filed suit against certain involved parties, including the State of New Jersey, seeking among other things to void the applicable contracts and agreements governing the Camden Project. Pending outcome of the litigation and the results of initiatives by the state of New Jersey to resolve the crisis, management believes that the plant will continue to operate at full capacity while receiving market rates for waste disposal. At this time, management cannot determine the ultimate outcome or its effect on the Camden Project.

           In 1996, the Corporation completed the construction of a recycling and waste-to-energy project located in the Village of Robbins, Illinois (the "Robbins Facility"). By virtue of the Robbins Facility qualifying under the Illinois Retail Rate Law as a qualified solid waste-to-energy facility, it was to receive electricity revenues projected to be substantially higher than the utility's "avoided cost". Under the Retail Rate Law, the utility was entitled to a tax credit against a state tax on utility gross receipts and invested capital. The State was to be reimbursed by the Robbins Facility for the tax credit beginning after the 20th year following the initial sale of electricity to the utility. The State repealed the Retail Rate Law insofar as it applied to the Robbins Facility. In October 1999, the Corporation reached an agreement (the "Robbins Agreement") with the bondholders. Pursuant to the Robbins Agreement, the Corporation has agreed to continue to contest this repeal through the Retail Rate Litigation. Pursuant to the Robbins Agreement, the corporation has also agreed that any proceeds of the Retail Rate Litigation will be allocated in the following order of priority: (1) to redeem all of the outstanding 1999D Bonds, (2) to reimburse the Corporation for any amounts paid by it in respect of the 1999D Bonds (together with interest on the foregoing amounts at a rate of 10.6% per annum) and (3) to reimburse the Corporation for any costs incurred by it in connection with prosecuting the Retail Rate Litigation (together with interest on the foregoing amounts at a rate of 10.6% per annum). Then, to the extent there are further proceeds, an amount equal to the amount distributed pursuant to the preceding clause (2) shall fund payments in respect of the Non-Recourse Robbins Bonds. Thereafter, 80% of any further proceeds shall fund payments on the Non-Recourse Robbins Bonds until an amount sufficient to repay such Bonds in full has been paid over, with the remaining 20% being paid over to the Corporation. After the foregoing payments shall have been made, any remaining proceeds shall be paid over to the Corporation.

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


3. On February 12, 1999, the Corporation entered into revolving credit agreements (the "Revolving Credit Agreements"), consisting of a $270,000 revolving credit agreement with a four-year term and a $90,000 revolving credit agreement with a 364-day term, each bearing interest at a floating rate. Loans under the Revolving Credit Agreements were used to repay the outstanding indebtedness under previous revolving credit agreements and for general corporate purposes. At March 31, 2000, $140,000 was outstanding under the Revolving Credit Agreements. The Corporation also pays various fees to the lenders thereunder.

           The Revolving Credit Agreements require, among other things, that the Corporation maintain a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. On December 1, 1999, the Revolving Credit Agreements were amended and restated (the "Amended and Restated Revolving Credit Agreements"). The Corporation was in compliance with covenants under the Amended and Restated Revolving Credit Agreements as of March 31, 2000.

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

4. Foster Wheeler's subordinated obligations under the Exit Funding Agreement entered into in connection with the restructuring of debt incurred to finance construction of the Robbins Facility will be limited to funding:

           (a) 1999C Bonds 7 1/4% interest, installments due October 15, 2000 to 2009 ($17,845) and October 15, 2023 and 2024 ($77,155) $ 95,000
           (b) 1999D Bonds accrued at 7% due October 15, 2009             18,000
                                                                       ---------
                               Total                                   $ 113,000
                                                                       =========

           1999C BONDS. The 1999C Bonds are subject to mandatory sinking fund.

5. A total of 4,337,801 shares of common stock were reserved for issuance under the stock option plans; of this total 1,329,166 were not under option.

6. Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed based on the basic plus the dilution of stock options. In 1999, the Corporation adopted The Directors Deferred

           Compensation and Stock Award Plan (the "Plan"). Under the Plan, each non-employee director is credited annually with share units of the Corporation's common stock. In addition, each non-employee director may elect to defer receipt of compensation for services rendered as a director, which deferred amount is credited to his or her account in the form of share units. The Corporation makes a supplemental contribution equal to 15% of the deferred amount. As of March 31, 2000, 51,038 share units were credited in participants' accounts and are included in the calculation of basic earnings per share.


7.         Interest income and cost for the following periods are:


                                                  THREE MONTHS ENDED
                                                  ------------------
                                          MARCH 31, 2000      MARCH 26, 1999
                                          --------------      --------------

                    Interest Income          $ 2,750              $  3,298
                                             =======              ========
                    Interest Cost            $ 20,886             $ 18,553
                                             ========             ========

           Included in the interest cost is interest capitalized on self-constructed assets, which was $1,475 and $622 for the quarters ended March 31, 2000 and March 26, 1999, respectively. Interest cost for the three months ended March 31, 2000 and March 26, 1999, also included $3,937 and $3,281, respectively, for dividends on Trust Preferred Securities.



8. The Financial Accounting Standards Board released in June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. The Corporation is currently assessing the impact of adoption of this new Statement. The effective date of this Statement has been deferred by the issuance of Statement of Financial Accounting Standards No. 137 until the fiscal year beginning after June 15, 2000.

           The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No.101 Revenue Recognition in Financial Statements, on December 3, 1999. The effective date of SAB No.101 has been deferred by SAB No. 101A until the second quarter of 2000. These statements relate to the timing of revenue recognition. The Corporation is currently reviewing these SABS but does not expect that they will have an impact on its recording of revenue.



9. In the third quarter 1998, a subsidiary of the Corporation entered into a three-year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. The agreement contains certain covenants and provides for various events of termination. At March 31, 2000, $50,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade balance in the Condensed Consolidated Balance Sheet.

10. Changes in equity for the three months ended March 31, 2000 were as follows:



                                                                           ACCUMULATED
                                                                           OTHER                                 TOTAL
                                     COMMON STOCK     PAID-IN   RETAINED   COMPREHENSIVE   TREASURY STOCK       STOCKHOLDERS'
                                     ------------     -------   --------   -------------   --------------       -------------
                                 SHARES      AMOUNT   CAPITAL   EARNINGS   LOSS           SHARES     AMOUNT     EQUITY
                                 ------      ------   -------   --------   ----           ------     ------     ------

Balance December 31, 1999      40,747,668    $40,748  $201,043  $211,529   $(77,219)      (16,781)  $  (238)       $375,863

Net earnings                                                       8,372                                              8,372

Dividends paid - common                                           (2,443)                                            (2,443)
Purchase of treasury stock                                                                (13,200)      (83)            (83)
Foreign currency translation
    adjustment                                                              (12,115)                                (12,115)

Shares issued under incentive
    plan and other plans                                   (80)                            20,556       228             148
                               ----------    -------  --------  -------- - --------      --------   -------      ----------

Balance March 31, 2000         40,747,668    $40,748  $200,963  $217,458   $(89,334)       (9,425)  $  ( 93)       $369,742
                               ==========    =======  ========  ======== = ========      ========   ========     ==========


11.       Major Business Groups



FOR THREE MONTHS
----------------
                                         ENGINEERING                    CORPORATE AND
                                            AND          ENERGY          FINANCIAL
                             TOTAL      CONSTRUCTION    EQUIPMENT(3)(4)  SERVICES (1)
                             -----      ------------    --------------  ------------
 ENDED
 MARCH 31, 2000
Revenues                  $  836,296       $615,964       $232,823       $(12,491)
Interest expense(2)           19,411            642          9,018          9,751
Earnings/(loss)
    before income taxes       13,689         20,004          9,364        (15,679)
Income taxes/(benefit)         5,317          7,002          3,819         (5,504)
                          ----------       --------       --------       --------

Net earnings/(loss)       $    8,372       $ 13,002       $  5,545       $(10,175)
                          ==========       ========       ========       ========


ENDED
MARCH 26, 1999
Revenues                  $1,017,978       $804,035       $230,224       $(16,281)
Interest expense(2)           17,931          1,962         10,156          5,813
Earnings/(loss)
    before income taxes       21,534         24,777          9,320        (12,563)
Income taxes/(benefit)         6,131          7,521          3,010         (4,400)
                          ----------       --------       --------       --------

Net earnings/(loss)       $   15,403       $ 17,256       $  6,310       $ (8,163)
                          ==========       ========       ========       ========


(1)    Includes intersegment eliminations.
(2)    Includes dividend on Trust Preferred Securities.
(3) Includes losses recorded for the Robbins Facility in 1999 of $1,913 pre-tax ($1,244 after tax).
(4) Commencing in 2000, the Power Systems Group has been combined with the Energy Equipment Group. The 1999 results have been reclassified to conform to the 2000 presentation.

12.        Consolidating Financial Information

           The following represents summarized consolidating financial information as of March 31, 2000 and December 31, 1999, with respect to the financial position, and for the three months ended March 31, 2000, and March 26, 1999, for results of operations and cash flows of the Corporation and its wholly-owned and majority-owned subsidiaries. In February 1999, Foster Wheeler USA Corporation, Foster Wheeler Energy Corporation and Foster Wheeler Energy International, Inc. issued guarantees in favor of the holders of the Corporation's 6 3/4% Notes due November 15, 2005 (the "Notes"). Each of the guarantees is full and unconditional, and joint and several. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors, because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to the Corporation.




                      CONDENSED CONSOLIDATING BALANCE SHEET
                            (In Thousands of Dollars)

                                 March 31, 2000

                                                                       GUARANTOR      NON-GUARANTOR
                         ASSETS                          FWC          SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                         ------                          ---          ------------    ------------      ------------    ------------

Current assets                                     $     368,598     $     443,102      $1,570,033      $   (795,482)    $1,586,251
Investment in subsidiaries                               922,548           304,485          63,252        (1,290,285)
Land, buildings & equipment (net)                         46,717            28,213         568,923            (6,425)       637,428
Notes and accounts receivable - long-term                 68,829             8,342         358,744          (344,031)        91,884
Intangible assets (net)                                                     87,832         209,085                          296,917
Other non-current assets                                 544,182                22         175,980            56,287        776,471
                                                  --------------      ------------    ------------  ----------------   ------------

TOTAL ASSETS                                         $ 1,950,874       $   871,996      $2,946,017       $(2,379,936)    $3,388,951
                                                  ==============    ==============    ============  =================  ============

           LIABILITIES & STOCKHOLDERS' EQUITY
           ----------------------------------

Current liabilities                                $     470,819        $  411,148      $1,364,968      $   (795,492)    $1,451,443
Long-term debt                                           548,251                           491,045          (347,693)       691,603
Other non-current liabilities                            562,062             8,257         244,830          (113,986)       701,163
Preferred trust securities                                                                 175,000                          175,000
                                                  --------------    --------------    ------------  ----------------   ------------

TOTAL LIABILITIES                                      1,581,132           419,405       2,275,843        (1,257,171)     3,019,209
TOTAL STOCKHOLDERS'
    EQUITY                                               369,742           452,591         670,174        (1,122,765)       369,742
                                                  --------------    --------------    ------------  ----------------   ------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                               $1,950,874       $   871,996      $2,946,017       $(2,379,936)    $3,388,951
                                                  ==============    ==============    ============  =================  ============


                      CONDENSED CONSOLIDATING BALANCE SHEET
                            (In Thousands of Dollars)

                                December 31,1999



                                                               GUARANTOR    NON-GUARANTOR
                         ASSETS                         FWC   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                         ------                         ---   ------------  ------------  ------------  ------------

Current assets                                     $  391,364   $419,956   $ 1,558,601    $  (754,825)   $1,615,096
Investment in subsidiaries                            915,470    303,241        90,327     (1,309,038)
Land, buildings & equipment (net)                      47,461     27,709       579,555         (6,526)      648,199
Notes and accounts receivable - long-term              68,691      8,395       385,515       (367,075)       95,526
Intangible assets (net)                                           88,450       213,044                      301,494
Other non-current assets                              544,224         20       188,796         44,754       777,794
                                                   ----------   --------   -----------    -----------    ----------

TOTAL ASSETS                                       $1,967,210   $847,771   $ 3,015,838    $(2,392,710)   $3,438,109
                                                   ==========   ========   ===========    ===========    ==========

           LIABILITIES & STOCKHOLDERS' EQUITY
           ----------------------------------

Current liabilities                                $  469,832   $392,751   $ 1,365,793    $  (756,824)   $1,471,552
Long-term debt                                        558,251                  513,057       (368,554)      702,754
Other non-current liabiliies                          563,264      8,256       253,058       (111,638)      712,940
Preferred trust securities                                                     175,000                      175,000
                                                   ----------   --------   -----------    -----------    ----------


TOTAL LIABILITIES                                   1,591,347    401,007     2,306,908     (1,237,016)    3,062,246
TOTAL STOCKHOLDERS'
    EQUITY                                            375,863    446,764       708,930     (1,155,694)      375,863
                                                   ----------   --------   -----------    -----------    ----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                            $1,967,210   $847,771   $ 3,015,838    $(2,392,710)   $3,438,109
                                                   ==========   ========   ===========    ===========    ==========



               CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA
                            (In Thousands of Dollars)

                        Three Months Ended March 31, 2000


                                                                    GUARANTOR         NON-GUARANTOR
                                                     FWC           SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                     ---           ------------        ------------     ------------    ------------

  Revenues                                      $    4,551          $  260,415           $  652,029     $  (80,699)      $  836,296
  Cost of operating revenues                                           243,098              565,687        (67,227)         741,558
  Selling, general and administrative,
    Other deductions and minority
    Interests                                       20,433              13,230               60,858        (13,472)          81,049

  Equity in net earnings of subsidiaries            19,079               2,618                             (21,697)
                                                 ---------         -----------          -----------     -----------      -----------

  Earnings/ (loss) before income taxes               3,197               6,705               25,484        (21,697)          13,689
  (Benefit)/provision for income taxes              (5,175)              1,693                8,799                           5,317
                                                 ---------         -----------          -----------     -----------      -----------

  Net earnings/(loss)                           $    8,372          $    5,012          $    16,685     $  (21,697)     $     8,372
                                                 =========          ===========          ==========      ===========     ===========





               CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA
                            (In Thousands of Dollars)

                        Three Months Ended March 26, 1999


                                                                    GUARANTOR          NON-GUARANTOR
                                                  FWC             SUBSIDIARIES         SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                  ---             ------------         ------------     ------------    ------------

  Revenues                                         $ 5,916        $    252,480           $  839,664       $(80,082)     $ 1,017,978
  Cost of operating revenues                                           238,208              740,598        (65,577)         913,229
  Selling, general and administrative,
    Other deductions and minority
    Interests                                       18,557              11,125               68,038        (14,505)          83,215

  Equity in net earnings of subsidiaries            23,677               3,169                             (26,846)
                                                 ---------         -----------          -----------     -----------      -----------


  Earnings/(loss) before income taxes               11,036               6,316               31,028        (26,846)          21,534
  (Benefit)/provision for income taxes              (4,367)              1,139                9,359                           6,131
                                                 ---------         -----------          -----------     -----------      -----------


  Net earnings/(loss)                            $  15,403         $     5,177           $   21,669     $  (26,846)        $ 15,403
                                                 =========         ===========           ==========     ==========       ==========





               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW DATA
                            (In Thousands of Dollars)

                        Three Months Ended March 31, 2000

                                                             GUARANTOR         NON-GUARANTOR
                                                 FWC        SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                 ---        ------------        ------------      ------------     ------------

NET CASH PROVIDED/(USED) BY
   OPERATING ACTIVITIES                      $  (25,187)        $ 30,396         $    5,957        $    7,475       $    18,641
                                             -----------        --------         ----------        ----------       -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures                                              (2,349)            (8,859)                            (11,208)
Proceeds from sale of properties                                                        798                                 798
(Increase)/decrease in investment and
   advances                                        (820)                             (5,889)           12,025             5,316
Decrease in short-term investments                                                    1,982                               1,982
Other                                                                                (2,599)                             (2,599)
                                             -----------        --------          ----------        ----------       -----------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES                            (820)          (2,349)           (14,567)           12,025            (5,711)
                                             -----------        --------          ----------        ----------       -----------

CASH FLOW FROM FINANCING
   ACTIVITIES
Dividends to Stockholders                        (2,443)                             (3,959)            3,959            (2,443)
Increase in short-term debt                                                          22,569                              22,569
Proceeds from long-term debt                                                          3,321                               3,321
Repayment of long-term debt                     (10,000)                             (4,067)                            (14,067)
Other                                            31,747          (28,491)            20,120           (23,459)              (83)
                                             -----------        --------          ----------        ----------       -----------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES                          19,304          (28,491)            37,984           (19,500)            9,297
                                             -----------        --------          ----------        ----------       -----------
Effect of exchange rate changes on Cash
and cash equivalents                                                                 (4,780)                             (4,780)
(Decrease)/increase in cash and cash
   equivalents                                   (6,703)            (444)            24,594                              17,447
Cash and cash equivalents, beginning of
   period                                        16,262            3,080            150,926                             170,268
                                             -----------        --------          ----------        ----------       -----------
Cash and cash equivalents, end of Period    $     9,559        $   2,636        $   175,520     $           0         $ 187,715
                                             ===========        =========         ==========        ==========       ===========



               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW DATA
                            (In Thousands of Dollars)

                        Three Months Ended March 26,1999

                                                                    GUARANTOR        NON-GUARANTOR
                                                    FWC            SUBSIDIARIES      SUBSIDIARIES         ELIMINATIONS  CONSOLIDATED
                                                    ---            ------------      ------------         ------------  ------------

NET CASH (USED)/PROVIDED BY
   OPERATING ACTIVITIES                           $  (4,726)      $   (36,613)      $     8,538           $     3,865    $  (28,936)
                                                -------------   --------------      ------------         -------------  -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures                                   (123)           (1,985)          (30,627)                            (32,735)
Proceeds from sale of properties                                                            396                                 396
Decrease in investment and advances                   1,629                              10,329                   173        12,131
Decrease in short-term investments                                                       10,505                              10,505
Other                                                                                    (4,385)                             (4,385)
                                                -------------   --------------      ------------         -------------  -----------
NET CASH PROVIDED/(USED) BY
   INVESTING ACTIVITIES                               1,506            (1,985)          (13,782)                  173       (14,088)
                                                -------------   --------------      ------------         -------------  -----------

CASH FLOW FROM FINANCING
   ACTIVITIES
Dividends to Stockholders                            (8,548)                                                                 (8,548)
Issuance of trust preferred securities                                                  169,178                             169,178
Increase/(decrease) in short-term debt                4,300                              (7,007)                             (2,707)
Proceeds from long-term debt                         20,000                               2,444                              22,444
Repayment of long-term debt                        (140,000)                             (5,893)                           (145,893)
Other                                               120,830            34,988          (152,640)               (4,038)         (860)
                                                -----------      ------------        -----------         ------------  ------------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES                              (3,418)           34,988             6,082                (4,038)       33,614
                                                -----------      ------------        -----------         ------------  ------------
Effect of exchange rate changes on
   Cash and cash equivalents                                                             (4,154)                             (4,154)
Decrease in cash and cash equivalents                (6,638)           (3,610)           (3,316)                            (13,564)
Cash and cash equivalents, beginning of period       13,720             6,552           159,796                             180,068
                                                -----------       ------------        ---------         -------------  ------------
Cash and cash equivalents, end of Period        $     7,082       $     2,942         $ 156,480         $           0    $  166,504
                                                ===========       ============        =========         =============  ============



13. The Corporation owns a non-controlling equity interest in three cogeneration projects; two of which are located in Italy and one in Chile. In addition, the Corporation owns an equity interest in a hydrogen producing plant in Venezuela. Following is summarized financial information for the Corporation's equity affiliates combined, as well as the Corporation's interest in the affiliates.



                                                               MARCH 31, 2000         DECEMBER 31, 1999
                                                               --------------         -----------------
              BALANCE SHEET DATA:
              Current assets                                     $   101,389            $   104,084
              Other assets (primarily buildings
                   and equipment)                                    480,882                506,620
              Current liabilities                                     33,911                 48,562
              Other liabilities (primarily long-
                   term debt)                                        390,082                410,199
              Net assets                                             158,279                151,943

              INCOME STATEMENT DATA FOR THREE MONTHS:
              Total revenues                                      $   52,213
              Income before income taxes                              14,163
              Net earnings                                             9,367

         As of March 31, 2000, the Corporation's share of the net earnings and investment in the equity affiliates totaled $5,446 and $113,212, respectively. Dividends of $900 were received during the first three months of 2000. The Corporation has guaranteed certain performance obligations of such projects. The Corporation's obligations under such guarantees are approximately $1,500 per year for the three projects. The Corporation has provided a $10,000 debt service reserve letter of credit providing liquidity for debt service payments. No amount has been drawn under the letter of credit. The earnings results for the three months of 1999 were $9,287 for these operations.

14. The Corporation's continuing business strategy is to maintain focus on its core business segments in Engineering and Construction and Energy Equipment. In order to remain competitive in these segments while improving margins, the Corporation has been reducing costs through staff reductions and closure of some smaller operating facilities. These changes include the reduction of approximately 1,600 permanent positions, including 500 overhead and other support positions from its worldwide workforce of 11,000. In addition, approximately 800 agency personnel within the Engineering & Construction Group have been reduced. The positions eliminated included engineering, clerical, support staff and manufacturing personnel.

         In connection with this cost realignment plan, the Corporation recorded charges in the third quarter of 1999 of approximately $37,600 ($27,600 after-tax). The pre-tax charge by group was as follows: $19,600 for Engineering and Construction, $2,500 for Energy Equipment and $15,500 for Corporate and Financial. Approximately $22,600 represents employee severance costs and related benefits and the balance represents asset write-downs and provisions for closing some offices. The cost realignment plan, when complete, should result in substantial cost savings. It is anticipated that the plan will be complete prior to the end of the second quarter 2000. The cash remaining to be spent is approximately $1,900.

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

The following is Management's Discussion and Analysis of certain significant factors that have affected the financial condition and results of operations of the Corporation for the periods indicated below. This discussion and analysis should be read in conjunction with the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTH ENDED MARCH 26,
1999


                                CONSOLIDATED DATA

                                                 THREE MONTHS ENDED
                                                 ------------------
                                          MARCH 31, 2000     MARCH 26, 1999
                                          --------------     --------------

               Backlog                    $6,290.6                $7,050.1
                                          ========                ========
               New orders                 $1,191.9                $  910.5
                                          ========                ========
               Revenues                   $  836.3                $1,018.0
                                          ========                ========
               Net earnings               $    8.4                $   15.4
                                          ========                ========


The table below reflects the Corporation's results excluding the impact of losses related to the Robbins Facility.

                                      MARCH 31, 2000          MARCH 26, 1999
                                      --------------          --------------

EARNINGS BEFORE INCOME TAXES
----------------------------
    AS REPORTED                          $ 13.7                    $ 21.5
    -----------
Adjustment for Robbins                      ---                       1.9
                                         ------                  --------
As adjusted                              $ 13.7                  $   23.4
                                         ======                  ========

NET EARNINGS AS REPORTED                  $ 8.4                  $   15.4
------------------------
Adjustment for Robbins                      ---                       1.2
                                         ------                  --------
As adjusted                               $ 8.4                  $   16.6
                                         ======                  ========

The Corporation's consolidated backlog at March 31, 2000 totaled $6,290.6, which represented a decrease of 11% from the amount reported as of March 26, 1999. The dollar amount of backlog is not necessarily indicative of the future earnings of the Corporation related to the performance of such work. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which management has determined are likely to be performed. Although backlog represents only business which is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of backlog to be performed. Backlog is adjusted to reflect project cancellations, deferrals, sale of subsidiaries and revised project scope and cost. This adjustment for the three months ended March 31, 2000 was $51.5, compared with $96.1 for the three months ended March 26, 1999. Furthermore, the Corporation's future award prospects include several large-scale international projects and, because the large size and uncertain timing of these projects can create variability in the Corporation's contract awards, future award trends are difficult to predict.

New orders awarded for the three months ended March 31, 2000 were $1,191.9 compared to $910.5 for the period ended March 26, 1999. Approximately 66% of new orders booked in the three months ended March 31, 2000 were for projects awarded to the Corporation's subsidiaries located outside the United States. Key countries and geographic areas contributing to new orders awarded for the three months ended March 31, 2000 were the United States, Europe and the Middle East.

Operating revenues decreased 18% in the three months March 31, 2000 compared to the three months ended March 26, 1999 to $822.0 from $998.8.

Gross earnings, which are equal to operating revenues minus the cost of operating revenues, decreased by $5.0 in the three months ended March 31, 2000 as compared with the three months ended March 26, 1999 to $80.5 from $85.5.

Selling, general and administrative expenses decreased by 2% in the three months ended March 31, 2000 as compared with the same period in 1999, from $55.2 to $54.1.

Other income in the three months ended March 31, 2000 as compared with March 26, 1999 decreased to $14.3 from $19.2. Approximately, $1.5 of this decrease can be attributed to equity earnings of unconsolidated affiliates.

Other deductions and dividends on the Trust Preferred Securities for the three months ended March 31, 2000 were $0.9 lower than that reported in the three months ended March 26, 1999.

Net earnings for the three months ended March 31, 2000 were $8.4 or $.21 per share diluted compared to a net earning of $15.4 or $.38 diluted per share for the three months ended March 26, 1999.

ENGINEERING AND CONSTRUCTION GROUP
                                                    THREE MONTHS ENDED
                                                    ------------------
                                             MARCH 31, 2000    MARCH 26, 1999
                                             --------------    --------------

           Backlog                             $4,836.1             $5,631.1
                                               =========            ========
           New orders                          $  766.9              $ 745.6
                                               =========             =======
           Operating revenues                  $  608.2              $ 790.5
                                               =========             =======
           Gross earnings from operations      $   46.4              $  48.4
                                               =========             =======

The Engineering and Construction Group ("E&C Group"), had a backlog of $4,836.1 at March 31, 2000, which represented a decrease of $795 from March 26, 1999. New orders booked for the three month period ended March 31, 2000 increased by 3% compared with the period ended March 26, 1999. Operating revenues for the three month period ended March 31, 2000 decreased 23% compared to the three month period ended March 26, 1999. Gross earnings from operations decreased by 4% for the three month period ended March 31, 2000, compared with the corresponding period ended March 26, 1999. The gross earnings for the three month period were lower primarily due to the decrease reported by the United Kingdom subsidiary ($9.3), which was partially offset by an increase in the U.S. subsidiaries.

ENERGY EQUIPMENT GROUP
                                                       THREE MONTHS ENDED
                                                       ------------------
                                            MARCH 31, 2000        MARCH 26, 1999
                                            --------------        --------------

           Backlog                            $1,581.2               $1,464.0
                                              ========               ========
           New orders                         $  425.5               $  169.2
                                              ========               ========
           Operating revenues                 $  224.4               $  220.6
                                              ========               ========
           Gross earnings from operations     $   33.5               $   36.6
                                              ========               ========

Commencing in 2000, the Power Systems Group was combined with the Energy Equipment Group. The 1999 data has been reclassified to conform to the 2000 presentation.

The Energy Equipment Group had a backlog of $1,581.2 at March 31, 2000, which represented an 8% increase from March 26, 1999, due primarily to higher orders awarded in 2000. Approximately 18% of the Energy Equipment Group's backlog as of March 31, 2000 represents orders from Asia. These orders, which are supported by financing agreements guaranteed by United States and Finland, are for large utility size boilers. New orders booked for the three month period ended March 31, 2000 increased by 151% from corresponding periods in 1999. Operating revenues for the three month period ended March 31, 2000 increased by 2%. Gross earnings from operations decreased by $3.1 for the three month period ended March 31, 2000 compared with the period ended March 26, 1999.

FINANCIAL CONDITION

Stockholders' equity for the three months ended March 31, 2000 decreased by $6.1, due primarily to changes in the foreign currency translation adjustment of $12.1 and dividends paid of $2.4, offset by earnings of $8.4.

During the three months ended March 31, 2000, long-term investments in land, buildings and equipment were $11.2 as compared with $32.7 for the comparable period in 1999. Approximately $5.5 was invested in a waste-to-energy project in Italy during the first three months of 2000.

Since December 31, 1999, long-term debt, including current installments and bank loans, increased by $9.7.

In the third quarter 1998, a subsidiary of the Corporation entered into a three year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. The agreement contains certain covenants and provides for various events of termination. At March 31, 2000, $50.0 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade balance in the Consolidated Balance Sheet.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $187.7 at March 31, 2000, an increase of $17.4 from fiscal year end 1999. Short-term investments decreased by $2.0 to $15.1. During the first quarter of fiscal 2000, the Corporation paid $2.4 in dividends to stockholders. Cash provided by operating activities amounted to $18.6.

Management of the Corporation believes that cash and cash equivalents of $187.7 and short-term investments of $15.1 at March 31, 2000, combined with cash flows from operating activities, amounts available under its Revolving Credit Agreements and access to third-party financings in the capital markets will be adequate to meet its working capital and liquidity needs for the foreseeable future. During the second quarter of 1998, the Corporation filed a Registration Statement on Form S-3 relating to up to $300.0 of debt, equity, and other securities, $175.0 of which has been issued as of March 31, 2000.

The Corporation is reviewing various methods to monetize selected build, own and operate assets and will be concentrating on reducing both corporate and project debt, and improving cash flow.

OTHER MATTERS

The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970s and prior. As of March 31, 2000, there were approximately 83,800 claims pending. In the first quarter of 2000, approximately 13,400 new claims have been filed and approximately 3,200 have been either settled or dismissed without payment. The Corporation has agreements with insurance carriers covering significantly more than a majority of the potential costs relating to these exposures. The Corporation has recorded, with respect to asbestos litigation, an asset relating to probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden Project with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues are not expected to be sufficient to service the debt on outstanding bonds, which were issued to construct the plant and to acquire a landfill for Camden County's use. The debt although reflected in the consolidated financial statements of the Corporation has been issued by the Pollution Control Financing Authority of Camden County. This debt is collateralized by pledging certain revenues and assets of the project but not the plant. The Corporation's obligation is to fund the debt to the extent the project generates a positive cash flow. The Corporation has filed suit against certain involved parties seeking among other things, to void the applicable contracts and agreements governing the Camden Project. Pending final outcome of the litigation and the results of legislative initiatives in New Jersey to resolve the issues relating to the debt obligations associated with the Camden Project, management believes that the plant will continue to operate at full capacity while earning sufficient revenues to cover its fees as operator of the plant. However, at this time, management cannot determine the effect of the foregoing on the Camden Project.

The ultimate legal and financial liability of the Corporation in respect to all claims, lawsuits and proceedings cannot be estimated with certainty. As additional information concerning the estimates used by the Corporation becomes known, the Corporation reassesses its position both with respect to gain contingencies and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change relate to legal matters, which are subject to change as events evolve and as additional information becomes available during the administration and litigation processes.

YEAR 2000 PLAN

The failure to correct a Year 2000 Problem could have resulted in an interruption in, or a failure of, certain normal activities or operations. Such failures were not expected to have a material adverse affect on the Corporation's results of operations and financial condition. No such affect has been experienced thus far, and none is expected. However, it is possible that interruptions might occur later in the year 2000, so the Corporation remains vigilant and continues to enforce its Business Continuation Plan. Furthermore, although no claims have been asserted against the Corporation or its subsidiaries, it is possible that claims may yet be asserted. Therefore, the Corporation will continue to follow its liability management strategy until it concludes that changes are warranted.

Readers are cautioned that forward-looking statements contained in the Year 2000 Statement should be read in conjunction with the Corporation's risk disclosures under the heading: "Safe Harbor Statement".

SAFE HARBOR STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements that are based on management's assumptions, expectations and projections about the various industries within which the Corporation operates. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Corporation cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements: changes in the rate of economic growth in the United States and other major international economies, changes in investment by the energy, power and environmental industries, changes in regulatory environment, changes in project schedules, changes in trade, monetary and fiscal policies worldwide, currency fluctuations, outcomes of pending and future litigation, protection and validity of patents and other intellectual property rights and increasing competition by foreign and domestic companies.

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

The Corporation is aware of potential environmental liabilities at facilities that it acquired in 1995 in Europe, but the Corporation has the benefit of an indemnity from the seller with respect to any required remediation or other environmental violations that it believes will address the costs of any such remediation or other required environmental measures. The Corporation also may receive claims, pursuant to indemnity obligations from owners of recently sold facilities that may require the Corporation to incur costs for investigation and/or remediation. Based on the available information, the Corporation does not believe that such costs will be material. No assurance can be provided that the Corporation will not discover environmental conditions at its currently owned or operated properties, or that additional claims will not be made with respect to formerly owned properties, requiring the Corporation to incur material expenditures to investigate and/or remediate such conditions.

The Corporation had been notified that it was a potentially responsible party ("PRP") under CERCLA or similar state laws at three off-site facilities, excluding sites as to which the Corporation has resolved its liability. At each of these sites, the Corporation's liability should be substantially less than the total site remediation costs because the percentage of waste attributable to the Corporation compared to that attributable to all other PRPs is low. The Corporation does not believe that its share of cleanup obligations at any of the three off-site facilities as to which it has received a notice of potential liability will individually exceed $1 million.

Several of the Corporation's former subsidiaries associated with a waste-to-energy plant located in the Village of Robbins, Illinois (the "Robbins Facility") received a Complaint for Injunction and Civil Penalties from the State of Illinois, dated April 28, 1998 (amended in July 1998) alleging primarily state air violations at the Robbins Facility (PEOPLE OF THE STATE OF ILLINOIS V. FOSTER WHEELER ROBBINS, INC., filed in Circuit Court of Cook County, Illinois, County Department, Chancery Division). Although the complaint seeks substantial civil penalties for numerous violations of up to $50,000 for each violation, with an additional penalty of $10,000 for each day of each violation, the maximum allowed under the statute, and an injunction against continuing violations, the relevant subsidiaries have reached a staff-level agreement in principle with the state on a Consent Decree that will resolve all violations. The resulting penalty is not expected to be material.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECRUITY HOLDERS

           (a)       DATE OF MEETING
                     ---------------
                     The Annual Meeting of Stockholders of Foster
                     Wheeler Corporation was held on April 28, 2000, at the Hunterdon Hills Playhouse, 88 Route 173 West, Hampton, New Jersey.

           (b)       ELECTION OF DIRECTORS
                     ---------------------

                     DIRECTORS ELECTED                 FOR            WITHHELD
                     -----------------                 ---            --------

                     Martha Clark Goss               35,254,794       812,284
                     John E. Stuart                  35,253,518       813,560

                     Other Directors continuing in office:

                     Eugene D. Atkinson              E. James Ferland
                     Louis E. Azzato                 Constance J. Horner
                     John P. Clancey                 Joseph J. Melone
                     David J. Farris                 Richard J. Swift


           (c)       ADDITIONAL MATTERS VOTED UPON
                     -----------------------------

                     Ratification of the appointment of
                     PricewaterhouseCoopers LLP as Independent
                     Accountants of the Corporation for 2000.

                        For                         35,757,166
                        Against                        200,487
                        Abstain                        109,425
                        Broker non-votes                 -0-

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

                                       FOSTER WHEELER CORPORATION
                                       --------------------------
                                             (Registrant)



Date:  MAY 5, 2000                      /S/ RICHARD J. SWIFT
      ---------------                  ---------------------
                                       Richard J. Swift
                                       (Chairman, President and
                                            Chief Executive Officer)





Date:  MAY 5, 2000                      /S/ GILLES A. RENAUD
      ---------------                  ---------------------
                                       Gilles A. Renaud
                                       (Senior Vice President and
                                            Chief Financial Officer)