Form 10-Q
period 2000-06-30
FOSTER WHEELER CORP
filed 2000-08-11
CIK 38321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                        FOR THE TRANSITION PERIOD FROM TO


                         COMMISSION FILE NUMBER 1-286-2


                           FOSTER WHEELER CORPORATION
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


         NEW YORK                                 13-1855904
-------------------------------                 ----------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


PERRYVILLE CORPORATE PARK, CLINTON, NJ             08809-4000
--------------------------------------          ---------------
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:    (908) 730-4000
                                                    ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,738,243 shares of the Corporation's common stock ($1.00 par value) were outstanding as of June 30, 2000.

                           FOSTER WHEELER CORPORATION

                                      INDEX



Part I              Financial Information:

          Item 1 - Financial Statements:

                    Condensed Consolidated Balance Sheet at June 30, 2000 and December 31, 1999

                    Condensed Consolidated Statement of Earnings and Comprehensive Income for Three and Six Months Ended June 30, 2000 and June 25, 1999

                    Condensed Consolidated Statement of Cash Flows Six Months Ended June 30, 2000 and June 25, 1999

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

Signatures

                          PART I FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)

                                                          June 30, 2000     December 31,
                                                            (UNAUDITED)       1999
                                                          -------------   --------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ..............................   $   125,450    $   170,268
Short-term investments .................................         2,167         17,053
Accounts and notes receivable ..........................       901,971        918,898
Contracts in process and inventories ...................       415,398        420,033
Prepaid, deferred and refundable income taxes ..........        57,073         61,531
Prepaid expenses .......................................        29,570         27,313
                                                           -----------    -----------
     Total current assets ..............................     1,531,629      1,615,096
                                                           -----------    -----------
Land, buildings and equipment ..........................     1,004,893      1,006,016
Less accumulated depreciation ..........................       364,126        357,817
                                                           -----------    -----------
     Net book value ....................................       640,767        648,199
                                                           -----------    -----------
Notes and accounts receivable - long-term ..............        88,559         95,526
Investments and advances ...............................       119,590        108,655
Intangible assets, net .................................       294,014        301,494
Prepaid pension cost and benefits ......................       195,760        199,955
Other, including insurance recoveries ..................       382,790        404,313
Deferred income taxes ..................................        64,101         64,871
                                                           -----------    -----------
           TOTAL ASSETS ................................   $ 3,317,210    $ 3,438,109
                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current installments on long-term debt .................   $    19,953    $    19,668
Bank loans .............................................       127,639         63,378
Accounts payable and accrued expenses ..................       632,462        681,596
Estimated costs to complete long-term contracts ........       513,933        610,023
Advance payments by customers ..........................        56,432         42,801
Income taxes ...........................................        31,420         54,086
                                                           -----------    -----------
     Total current liabilities .........................     1,381,839      1,471,552
Corporate and other debt less current installments .....       354,450        372,847
Special-purpose project debt less current installments .       334,085        329,907
Deferred income taxes ..................................        13,932         12,874
Postretirement and other employee benefits other than
     pensions ..........................................       159,062        163,536
Other long-term liabilities and minority interest ......       413,429        424,815
Subordinated Robbins Facility exit funding obligations .       111,715        111,715
Mandatorily Redeemable Preferred Securities of
     Subsidiary Trust Holding Solely Junior Subordinated
     Deferrable Interest Debentures ....................       175,000        175,000
                                                           -----------    -----------
           TOTAL LIABILITIES ...........................     2,943,512      3,062,246
                                                           -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock ...........................................        40,748         40,748
Paid-in capital ........................................       200,963        201,043
Retained earnings ......................................       223,662        211,529
Accumulated other comprehensive loss ...................       (91,582)       (77,219)
                                                           -----------    -----------
                                                               373,791        376,101
Less cost of treasury stock ............................            93            238
                                                           -----------    -----------
           TOTAL STOCKHOLDERS' EQUITY ..................       373,698        375,863
                                                           -----------    -----------
           TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY ...................   $ 3,317,210    $ 3,438,109
                                                           ===========    ===========
            See notes to condensed consolidated financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
               (In Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)



                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                         ------------------               ----------------
                                    JUNE 30, 2000    JUNE 25, 1999   JUNE 30, 2000   JUNE 25, 1999
                                    -------------    -------------   -------------   -------------
Revenues:
    Operating revenues ...........   $  1,004,979    $    854,958    $  1,827,015    $  1,853,728
    Other income .................         17,764          18,805          32,024          38,013
                                     ------------    ------------    ------------    ------------

    Total revenues ...............      1,022,743         873,763       1,859,039       1,891,741
                                     ------------    ------------    ------------    ------------

Costs and expenses:
    Cost of operating revenues ...        923,123         788,295       1,664,681       1,701,524
    Selling, general and adminis-
        trative expenses .........         54,940          59,043         109,041         114,255
    Other deductions/minority
    interest .....................         28,180          11,455          51,191          36,177
    Dividend on preferred security
    of subsidiary trust ..........          3,938           4,025           7,875           7,306
                                     ------------    ------------    ------------    ------------

    Total costs and expenses .....      1,010,181         862,818       1,832,788       1,859,262
                                     ------------    ------------    ------------    ------------

Earnings before income taxes .....         12,562          10,945          26,251          32,479
Provisions for income taxes ......          3,915           5,560           9,232          11,691
                                     ------------    ------------    ------------    ------------

Net earnings .....................          8,647           5,385          17,019          20,788

Other comprehensive loss:
    Foreign currency translation
        adjustment ...............         (2,248)        (12,712)        (14,363)        (27,575)
                                     ------------    ------------    ------------    ------------

Comprehensive income/(loss) ......   $      6,399    $     (7,327)   $      2,656    $     (6,787)
                                     ============    ============    ============    ============

Earnings per share:
    Basic: .......................   $        .21    $        .13    $        .42    $        .51
                                     ============    ============    ============    ============
    Diluted: .....................   $        .21    $        .13    $        .42    $        .51
                                     ============    ============    ============    ============

Shares outstanding:
    Basic: .......................     40,795,170      40,732,135      40,785,702      40,730,985
    Diluted: .....................         13,198          10,621           5,312             116
                                     ------------    ------------    ------------    ------------

    Total diluted ................     40,808,368      40,742,756      40,791,014      40,731,101
                                     ============    ============    ============    ============

Cash dividends paid per
    Common share .................   $        .06    $        .21    $        .12    $        .42
                                     ============    ============    ============    ============


See notes to condensed consolidated financial statements.



                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                  SIX  MONTHS ENDED
                                                                  -----------------
                                                              JUNE 30, 2000  JUNE 25, 1999
                                                              -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ................................................   $  17,019    $  20,788
Adjustment to reconcile net earnings to cash flows from
    operating activities:
Depreciation and amortization ...............................      29,659       30,213
Deferred tax ................................................       2,443       (2,771)
Equity earnings, net of dividends ...........................      (3,534)      (7,282)
Other .......................................................      (4,469)      (6,675)
Changes in assets and liabilities:
Receivables .................................................     (13,597)     (41,016)
Contracts in process and inventories ........................     (14,614)       7,873
Accounts payable and accrued expenses .......................     (35,697)     (34,726)
Estimated costs to complete long-term contracts .............     (64,832)      (5,758)
Advance payments by customers ...............................      15,047       (2,527)
Income taxes ................................................     (17,890)     (11,913)
Other assets and liabilities ................................      18,868        3,175
                                                                ---------    ---------
NET CASH USED BY OPERATING ACTIVITIES .......................     (71,597)     (50,619)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ........................................     (29,688)     (59,730)
Proceeds from sale of properties ............................       4,518        2,082
(Increase)/decrease in investments and advances .............      (2,828)      16,246
Decrease in short-term investments ..........................      14,886       26,884
Partnership distributions ...................................      (2,599)      (4,385)
                                                                ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES .......................     (15,711)     (18,903)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend to stockholders ....................................      (4,886)     (17,096)
Repurchase of common stock ..................................         (83)        (860)
Mandatorily Redeemable Preferred Securities of Subsidiary
    Trust Holdings Solely Junior Subordinated Deferrable
    Interest Debentures .....................................        --        169,178
Increase in short-term debt .................................      67,058       74,201
Proceeds from long-term debt ................................       8,474       24,470
Repayment of long-term debt .................................     (22,266)    (174,348)
                                                                ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...................      48,297       75,545
                                                                ---------    ---------

Effect of exchange rate changes on cash and cash equivalents       (5,807)     (14,556)
                                                                ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS .......................     (44,818)      (8,533)
Cash and cash equivalents at beginning of year ..............     170,268      180,068
                                                                ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................   $ 125,450    $ 171,535
                                                                =========    =========

Cash paid during period:
Interest (net of amount capitalized) ........................   $  31,603    $  29,945
Income taxes ................................................   $  23,692    $   9,541

See notes to condensed consolidated financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


1. The condensed consolidated balance sheet as of June 30, 2000, and the related condensed consolidated statements of earnings and comprehensive income and cash flows for the three and six month period ended June 30, 2000 and June 25, 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

           The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in Foster Wheeler Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on March 1, 2000. The Condensed Consolidated Balance Sheet as of December 31, 1999 has been derived from the audited Consolidated Balance Sheet included in the 1999 Annual Report on Form 10-K. A summary of Foster Wheeler Corporation's significant accounting policies is presented on pages 29, 30, and 31 of its 1999 Annual Report on Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the 1999 Annual Report on Form 10-K when reviewing interim financial results. There has been no material change in the accounting policies followed by Foster Wheeler Corporation (hereinafter referred to as "Foster Wheeler" or the "Corporation") during the first six months of 2000.

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

           The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970s and prior. As of June 30, 2000, there were approximately 90,500 claims pending. During 2000, approximately 24,900 new claims have been filed and approximately 8,000 were either settled or dismissed without payment. The Corporation has agreements with insurance carriers covering significantly more than a majority of the potential costs relating to these exposures. The Corporation has recorded an asset relating to probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

           On November 30, 1999, the United States District Court for the Northern District of Texas handed down a final judgment in the case of KOCH ENGINEERING COMPANY, INC. ET AL VS. GLITSCH, INC., ET AL. Glitsch, Inc. (now known as Tray, Inc.) is an indirect subsidiary of the Corporation. This lawsuit, which claimed damages for patent infringement and trade secret misappropriations, has been pending for over 16 years. The judgment awarded compensatory damages of $20.8 million plus prejudgment interest in an amount yet to be calculated by the Court, and punitive damages equal to 50% of compensatory damages. Tray, Inc. has been advised by its counsel that the Court's decision contains numerous legal and factual errors subject to reversal by an appeal. Various motions for relief from the judgment are pending before the trial court.

           In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden County Waste-to-Energy Project (the "Camden Project") with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues are not expected to be sufficient to service the debt on outstanding bonds, which were issued to construct the plant and to acquire a landfill for Camden County's use. These outstanding bonds are the debt of the Pollution Control Financing Authority of Camden County, a public authority, not debt of the Corporation. The Corporation's project subsidiary has filed suit against certain involved parties, including the State of New Jersey, seeking, among other things, to void the applicable contracts and agreements governing the Camden Project. Pending outcome of the litigation and the results of initiatives by the State of New Jersey to resolve the crisis, management believes that the plant will continue to operate at full capacity while receiving market rates for waste disposal. At this time, management cannot determine the ultimate outcome or its effect on the Camden Project.

           In 1996, the Corporation completed the construction of a recycling and waste-to-energy project located in the Village of Robbins, Illinois (the "Robbins Facility"). By virtue of the Robbins Facility qualifying under the Illinois Retail Rate Law as a qualified solid waste-to-energy facility, it was to receive electricity revenues projected to be substantially higher than the utility's "avoided cost". Under the Retail Rate Law, the utility was entitled to a tax credit against a state tax on utility gross receipts and invested capital. The State of Illinois (the "State") was to be reimbursed by the Robbins Facility for the tax credit beginning after the 20th year following the initial sale of electricity to the utility. The State repealed the Retail Rate Law insofar as it applied to the Robbins Facility. In October 1999, the Corporation reached an agreement (the "Robbins Agreement") with the bondholders. Pursuant to the Robbins Agreement, the Corporation has agreed to continue to contest this repeal through the litigation. Pursuant to the Robbins Agreement, the Corporation has also agreed that any proceeds of this litigation will be allocated in the following order of priority: (1) to redeem all of the outstanding 1999D Bonds, (2) to reimburse the Corporation for any amounts paid by it in respect of the 1999D Bonds (together with interest on the foregoing amounts at a rate of 10.6% per annum) and
           (3) to reimburse the Corporation for any costs incurred by it in connection with prosecuting the Retail Rate litigation (together with interest on the foregoing amounts at a rate of 10.6% per annum). Then, to the extent there are further proceeds, an amount equal to the amount distributed pursuant to the preceding clause (2) shall fund payments in respect of the Non-Recourse Robbins Bonds. Thereafter, 80% of any further proceeds shall fund payments on the Non-Recourse Robbins Bonds until an amount sufficient to repay such Bonds in full has been paid over, with the remaining 20% being paid over to the Corporation. After the foregoing payments shall have been made, any remaining proceeds shall be paid over to the Corporation.

           On August 8, 2000, the Corporation initiated the final phase of its exit from the Robbins facility. Pursuant to the Robbins Agreement, the Corporation agreed to operate the Robbins facility for the benefit of the bondholders for no more than 2 years or earlier if a buyer could be found for the plant, subject to being reimbursed for all costs of operation. Such reimbursement has not occurred and, therefore, under the Robbins Agreement, the Corporation is commencing the final phase of its exit from the project. The Corporation has been administering the project companies through a Delaware business trust, which owns the project on behalf of the bondholders. The Corporation has asked the Delaware bankruptcy court, which retained jurisdiction pursuant to the plan of reorganization for the project, to appoint a new administrator for two of these entities; the Corporation will continue to administer the third entity through completion of its exit from the project.

3. The Corporation has entered into two revolving credit agreements (the "Revolving Credit Agreements"). On February 12, 1999, the Corporation entered into a revolving credit agreement (the "Long Term Revolving Credit Agreement") in the amount of $270 million with a term of four years. The Long Term Revolving Credit Agreement bears interest at a floating rate. On December 1, 1999 the Long Term Revolving Credit Agreement was amended and restated. On May 31, 2000, the Corporation entered into a revolving credit agreement (the "Short Term Revolving Credit Agreement") in the amount of $76.25 million with a term of 364 days. The Short Term Revolving Credit Agreement bears interest at a floating rate. Loans under the Revolving Credit Agreements were used to repay loans under previous revolving credit agreements and for general corporate purposes. At June 30, 2000, $173 million was borrowed under the Revolving Credit Agreements. The Corporation pays various fees to the lenders under these agreements.

           The Revolving Credit Agreements require, among other things, that the Corporation maintain a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Corporation was in compliance with covenants under the Revolving Credit Agreements as of June 30, 2000.

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

4. In connection with the Robbins agreements described in Note 2 above, Foster Wheeler agreed to fund, on a subordinated basis, the following:

                (a) 1999C Bonds 7 1/4% interest, installments due October 15,
                    2000 to 2009 ($17,845) and October 15, 2023 and 2024
                    ($77,155)                                           $ 95,000

                (b) 1999D Bonds accrued at 7% due October 15, 2009        18,000
                                                                       ---------
                      Total                                            $113,000
                                                                       ========

           1999C BONDS. The 1999C Bonds are subject to mandatory sinking fund.

5. A total of 4,331,801 shares of common stock were reserved for issuance under the stock option plans; of this total, 1,292,180 were not under option.

6. Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed based on the basic plus the dilution of stock options. In 1999, the Corporation adopted The Directors Deferred Compensation and Stock Award Plan (the "Plan"). Under the Plan, each non-employee director is credited annually with share units of the Corporation's common stock. In addition, each non-employee director may elect to defer receipt of compensation for services rendered as a director, which deferred amount is credited to his or her account in the form of share units. The Corporation makes a supplemental contribution equal to 15% of the deferred amount. As of June 30, 2000, 61,732 share units were credited in participants' accounts and are included in the calculation of basic earnings per share.

7.         Interest income and cost for the following periods are:

                              THREE MONTHS ENDED     SIX MONTHS ENDED
                              ------------------     ----------------
                              JUNE 30,  JUNE 25,    JUNE 30,    JUNE 25,
                               2000        1999      2000         1999
                             --------   --------    --------    --------

           Interest Income   $  3,025   $  2,093    $  5,775    $  5,391
                             ========   ========    ========    ========
           Interest Cost     $ 21,018   $ 18,293    $ 41,904    $ 36,846
                             ========   ========    ========    ========

           Included in the interest cost is interest capitalized on self-constructed assets, for the three and six months ended June 30, 2000 of $1,508 and $2,983, respectively, compared to the $1,439 and $2,061 for the same periods in 1999. Included in interest cost is dividends on Trust Preferred Securities which for the three and six months ended June 30, 2000 amounted to $3,937 and $7,875, compared to $4,025 and $7,306 for the comparable period in 1999, respectively.

8. The Financial Accounting Standards Board released in June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", and in June, 2000 SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133." These Statements address the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. The Corporation is currently assessing the impact of adoption of these new Statements. The effective date of SFAS No. 133 has been deferred by the issuance of SFAS No. 137 until the fiscal year beginning after June 15, 2000.

           The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No.101 Revenue Recognition in Financial Statements, on December 3, 1999. The effective date of SAB No.101 was deferred by SAB No. 101A until the fourth quarter of 2000. These statements relate to the timing of revenue recognition and are not expected to have an impact on recording of revenue by the Corporation.

           The Financial Accounting Standards Board released in March 2000, FASB interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25". This interpretation relates to the application and diversity in practice of accounting for stock issued to employees. The Corporation does not anticipate an impact from the application of this interpretation.

9. In the third quarter 1998, a subsidiary of the Corporation entered into a three-year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. The agreement contains certain covenants and provides for various events of termination. At June 30, 2000, $50,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade balance in the Condensed Consolidated Balance Sheet.

10. Changes in equity for the six months ended June 30, 2000 were as follows:


                                                                                    ACCUMULATED
                                                                                       OTHER                             TOTAL
                                       COMMON STOCK           PAID-IN    RETAINED  COMPREHENSIVE   TREASURY STOCK     STOCKHOLDER
                                   SHARES        AMOUNT       CAPITAL    EARNINGS      LOSS       SHARES    AMOUNT      EQUITY
                                   ------        ------       -------    --------      ----       ------    ------      ------

Balance December 31, 1999        40,747,668    $  40,748    $ 201,043    $ 211,529   $(77,219)   (16,781)   $ (238)   $ 375,863

Net earnings                                                                17,019                                       17,019

Dividends paid - common                                                     (4,886)                                      (4,886)
Purchase of treasury stock                                                                       (13,200)      (83)         (83)
Foreign currency translation
    Adjustment                                                                        (14,363)                          (14,363)

Shares issued under incentive
    Plan and other plans                                          (80)                            20,556       228          148
                                -----------    ---------    ---------    ---------   --------    -------    ------    ---------

Balance June 30, 2000            40,747,668    $  40,748    $ 200,963    $ 223,662   $(91,582)    (9,425)   $  (93)   $ 373,698
                                ===========    ===========  =========    =========   ========    =======    ======    =========


11.        Major Business Groups


FOR SIX MONTHS
--------------                                     ENGINEERING                  CORPORATE AND
                                                       AND          ENERGY        FINANCIAL
ENDED                                   TOTAL      CONSTRUCTION  EQUIPMENT(3)(4)  SERVICES(1)
-----                                   -----      ------------  ---------------  -----------
JUNE 30, 2000
-------------

Revenues                               $1,859,039   $1,409,031   $  483,540   $  (33,532)
Interest expense (2)                       38,921        3,341       16,768       18,812
Earnings/(loss) before income taxes        26,251       45,466       18,598      (37,813)
Income taxes/(benefit)                      9,232       15,270        7,272      (13,310)
                                       ----------   ----------   ----------   ----------

Net earnings/(loss)                    $   17,019   $   30,196   $   11,326   $  (24,503)
                                       ==========   ==========   ==========   ==========


ENDED
-----
JUNE 25, 1999
-------------

Revenues                               $1,891,741   $1,457,623   $  463,722   $  (29,604)
Interest expense (2)                       34,785        2,794       20,312       11,679
Earnings/((loss) before income taxes       32,479       53,771        4,847      (26,139)
Income taxes/(benefit)                     11,691       19,315        1,551       (9,175)
                                       ----------   ----------   ----------   ----------

Net earnings/(loss)                    $   20,788   $   34,456   $    3,296   $  (16,964)
                                       ==========   ==========   ==========   ==========



(1) Includes intersegment eliminations.
(2) Includes dividend on Trust Preferred Securities.
(3) Includes losses recorded for the Robbins Facility in 1999 of $17,485 pre-tax ($11,366 after tax).
(4) Commencing in 2000, the Power Systems Group has been combined with the Energy Equipment Group. The 1999 results have been reclassified to conform to the 2000 presentation.

12.        Consolidating Financial Information
           The following represents summarized consolidating financial information as of June 30, 2000 and December 31, 1999, with respect to the financial position, and for the six months ended June 30, 2000, and June 25, 1999, for results of operations and cash flows of the Corporation and its wholly-owned and majority-owned subsidiaries. In February 1999, Foster Wheeler USA Corporation, Foster Wheeler Energy Corporation and Foster Wheeler Energy International, Inc. issued guarantees in favor of the holders of the Corporation's 6 3/4% Notes due November 15, 2005 (the "Notes"). Each of the guarantees is full and unconditional, and joint and several. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors, because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to the Corporation.


                      CONDENSED CONSOLIDATING BALANCE SHEET
                            (In Thousands of Dollars)

                                  June 30, 2000


                   ASSETS                            FOSTER
                   ------                            WHEELER      GUARANTOR   NON-GUARANTOR
                                                   CORPORATION  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------  ------------  ------------   ------------   ------------

Current assets ................................   $   351,064   $   470,243   $ 1,443,101    $  (732,779)   $ 1,531,629
Investment in subsidiaries ....................       887,692       308,241       123,118     (1,319,051)
Land, buildings & equipment (net) .............        46,314        28,895       571,882         (6,324)       640,767
Notes and accounts receivable - long-term .....        72,980         6,809       350,878       (342,108)        88,559
Intangible assets (net) .......................                      87,214       206,800                       294,014
Other non-current assets ......................       503,727            21       234,674         23,819        762,241
                                                  -----------   -----------   -----------    -----------    -----------

TOTAL ASSETS ..................................   $ 1,861,777   $   901,423   $ 2,930,453    $(2,376,443)   $ 3,317,210
                                                  ===========   ===========   ===========    ===========    ===========

             LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities ...........................   $   394,014   $   433,036   $ 1,287,568    $  (732,779)   $ 1,381,839
Long-term debt ................................       533,190       501,960      (346,615)       688,535
Other non-current liabilities .................       560,875         8,257       243,255       (114,249)       698,138
Preferred trust securities ....................                                   175,000                       175,000
                                                  -----------   -----------   -----------    -----------    -----------

TOTAL LIABILITIES .............................     1,488,079       441,293     2,207,783     (1,193,643)     2,943,512
TOTAL STOCKHOLDERS'
    EQUITY ....................................       373,698       460,130       722,670     (1,182,800)       373,698
                                                  -----------   -----------   -----------    -----------    -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY .......................   $ 1,861,777   $   901,423   $ 2,930,453    $(2,376,443)   $ 3,317,210
                                                  ===========   ===========   ===========    ===========    ===========



                      CONDENSED CONSOLIDATING BALANCE SHEET
                            (In Thousands of Dollars)

                                December 31,1999

                                              FOSTER WHEELER   GUARANTOR   NON-GUARANTOR
                         ASSETS                CORPORATION    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                         ------                -----------    ------------  ------------   ------------   ------------

Current assets ..............................   $   391,364   $   419,956   $ 1,558,601    $  (754,825)   $ 1,615,096
Investment in subsidiaries ..................       915,470       303,241        90,327     (1,309,038)
Land, buildings & equipment (net) ...........        47,461        27,709       579,555         (6,526)       648,199
Notes and accounts receivable - long-term ...        68,691         8,395       385,515       (367,075)        95,526
Intangible assets (net) .....................                      88,450       213,044                       301,494
Other non-current assets ....................       544,224            20       188,796         44,754        777,794
                                                -----------   -----------   -----------    -----------    -----------

TOTAL ASSETS ................................   $ 1,967,210   $   847,771   $ 3,015,838    $(2,392,710)   $ 3,438,109
                                                ===========    ===========   ===========   ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities .........................   $   469,832   $   392,751   $ 1,365,793    $  (756,824)   $ 1,471,552
Long-term debt ..............................       558,251                     513,057       (368,554)       702,754
Other non-current liabilities ...............       563,264         8,256       253,058       (111,638)       712,940
Preferred trust securities ..................                                   175,000                       175,000
                                                -----------   -----------   -----------    -----------    -----------


TOTAL LIABILITIES ...........................     1,591,347       401,007     2,306,908     (1,237,016)     3,062,246
TOTAL STOCKHOLDERS'
  EQUITY ....................................       375,863       446,764       708,930     (1,155,694)       375,863
                                                -----------   -----------   -----------    -----------    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY ......................   $ 1,967,210   $   847,771   $ 3,015,838    $(2,392,710)   $ 3,438,109
                                                ===========    ===========   ===========   ===========    ===========


               CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA
                            (In Thousands of Dollars)

                         Six Months Ended June 30, 2000



                                                   FOSTER
                                                   WHEELER      GUARANTOR      NON-GUARANTOR
                                                 CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 -----------   ------------    ------------   ------------   ------------

  Revenues ...................................   $    10,553    $   617,097    $ 1,420,469    $  (189,080)   $ 1,859,039
  Cost of operating revenues .................                      579,956      1,246,749       (162,024)     1,664,681
  Selling, general and administrative,
    Other deductions and minority
    Interests ................................        48,907         25,931        120,325        (27,056)       168,107

  Equity in net earnings of subsidiaries .....        42,524          5,615                       (48,139)
                                                 -----------    -----------    -----------    -----------     ----------

  Earnings/ (loss) before income taxes .......         4,170         16,825         53,395        (48,139)        26,251
  (Benefit)/provision for income taxes .......       (12,849)         4,569         17,512                         9,232
                                                 -----------    -----------    -----------    -----------     ----------

  Net earnings/(loss) ........................   $    17,019    $    12,256    $    35,883    $   (48,139)   $    17,019
                                                 ===========    ===========    ===========    ===========    ===========





               CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA
                            (In Thousands of Dollars)

                         Six Months Ended June 25, 1999



                                                   FOSTER
                                                   WHEELER      GUARANTOR      NON-GUARANTOR
                                                 CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 -----------   ------------    ------------   ------------   ------------

  Revenues ...................................   $    15,639    $   365,033    $ 1,679,486    $  (168,417)   $ 1,891,741
  Cost of operating revenues .................                      351,242      1,489,833       (139,551)     1,701,524
  Selling, general and administrative,
    Other deductions and minority
    Interests ................................        37,899         24,504        124,201        (28,866)       157,738

  Equity in net earnings of subsidiaries .....        35,340          7,316                       (42,656)
                                                 -----------    -----------    -----------    -----------     ----------


  Earnings/(loss) before income taxes ........        13,080         (3,397)        65,452        (42,656)        32,479
  (Benefit)/provision for income taxes .......        (7,708)        (4,532)        23,931                        11,691
                                                 -----------    -----------    -----------    -----------     ----------

  Net earnings/(loss) ........................   $    20,788    $     1,135    $    41,521    $   (42,656)   $    20,788
                                                 ===========    ===========    ===========    ===========    ===========






              CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW DATA
                            (In Thousands of Dollars)

                         Six Months Ended June 30, 2000



                                                   FOSTER
                                                   WHEELER      GUARANTOR      NON-GUARANTOR
                                                 CORPORATION   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 -----------   ------------    ------------   ------------   ------------

NET CASH PROVIDED/(USED) BY
   OPERATING ACTIVITIES ......................   $   (28,632)   $    35,944    $   (24,172)   $   (54,737)   $   (71,597)
                                                 -----------    -----------    -----------    -----------     ----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures .........................                       (4,800)       (24,888)                      (29,688)
Proceeds from sale of properties .............                                       4,518                         4,518
(Increase)/decrease in investment
     and advances ............................       (20,705)                        9,697          8,180         (2,828)
Decrease in short-term
   Investments ...............................            52                        14,834                        14,886
Other ........................................                        1,446         (4,045)                       (2,599)
                                                 -----------    -----------    -----------    -----------     ----------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES ......................       (20,653)        (3,354)           116          8,180        (15,711)
                                                 -----------    -----------    -----------    -----------    -----------

CASH FLOW FROM FINANCING
   ACTIVITIES
Dividends to Stockholders ....................        (4,886)                     (101,365)       101,365         (4,886)
Increase in short-term debt ..................        59,000                         8,058                        67,058
Proceeds from long-term debt .................                                       8,474                         8,474
Repayment of long-term debt ..................       (16,000)                       (6,266)                      (22,266)
Other ........................................        (3,221)       (34,387)        92,333        (54,808)           (83)
                                                 -----------    -----------    -----------    -----------    -----------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES ......................        34,893        (34,387)         1,234         46,557         48,297
                                                 -----------    -----------    -----------    -----------    -----------
Effect of exchange rate changes
     on cash and cash
     equivalents ............................                                      (5,807)                       (5,807)
(Decrease)/increase in cash and
     cash equivalents .......................        (14,392)        (1,797)       (28,629)                      (44,818)
Cash and cash equivalents, beginning of
   period ....................................        16,262          3,080        150,926                       170,268
                                                 -----------    -----------    -----------    -----------     ----------
Cash and cash equivalents, end of
   period ...................................    $     1,870    $     1,283    $   122,297    $              $   125,450
                                                 ===========    ===========    ===========    ============   ===========




               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW DATA
                            (In Thousands of Dollars)

                          Six Months Ended June 25,1999

                                            FOSTER
                                           WHEELER    GUARANTOR    NON-GUARANTOR
                                        CORPORATION  SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                        -----------  ------------  --------------------------------------

NET CASH (USED)/PROVIDED BY
   OPERATING ACTIVITIES ..............   $ (40,123)   $ (18,864)   $    (119)   $   8,487    $ (50,619)
                                         ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures .................                   (3,010)     (56,720)                  (59,730)
Proceeds from sale of properties .....                                 2,082                     2,082
Decrease/(increase) in investment and
advances .............................       1,820                    16,439       (2,013)      16,246
Decrease in short-term investments ...                                26,884                    26,884
Other ................................                      500       (4,885)                   (4,385)
                                         ---------    ---------    ---------    ---------    ---------
NET CASH PROVIDED/(USED) BY
   INVESTING ACTIVITIES ..............       1,820       (2,510)     (16,200)      (2,013)     (18,903)
                                         ---------    ---------    ---------    ---------    ---------

CASH FLOW FROM FINANCING
   ACTIVITIES
Dividends to Stockholders ............     (17,096)                                            (17,096)
Issuance of trust preferred securities                               169,178                   169,178
Increase/(decrease) in short-term debt      69,300                     4,901                    74,201
Proceeds from long-term debt .........                                24,470                    24,470
Repayment of long-term debt ..........    (170,000)                   (4,348)                 (174,348)
Other ................................     143,829       18,011     (156,226)      (6,474)        (860)
                                         ---------    ---------    ---------    ---------    ---------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES ..............      26,033       18,011       37,975       (6,474)      75,545
                                         ---------    ---------    ---------    ---------    ---------
Effect of exchange rate changes on
   Cash and cash equivalents .........                               (14,556)                  (14,556)
Decrease in cash and cash equivalents      (12,270)      (3,363)       7,100                    (8,533)
Cash and cash equivalents, beginning
 of period ...........................      13,720        6,552      159,796                   180,068
                                         ---------    ---------    ---------    ---------    ---------
Cash and cash equivalents, end of
   Period ............................   $   1,450    $   3,189    $ 166,896    $            $ 171,535
                                         =========    =========    =========    =========    =========


13. The Corporation owns a non-controlling equity interest in three cogeneration projects; two of which are located in Italy and one in Chile. In addition, the Corporation owns an equity interest in a hydrogen producing plant in Venezuela. Following is summarized financial information for the Corporation's equity affiliates combined, as well as the Corporation's interest in the affiliates.


                                                       JUNE 30, 2000    DECEMBER 31, 1999
                                                       -------------    -----------------
           BALANCE SHEET DATA:
           Current assets.......................         $122,215         $   104,084
           Other assets (primarily buildings
                and equipment)..................          488,997             506,620
           Current liabilities..................           46,445              48,562
           Other liabilities (primarily long-
                term debt)......................          394,912             410,199
           Net assets...........................          169,855             151,943

           INCOME STATEMENT DATA FOR SIX MONTHS:
           Total revenues.......................         $113,690
           Income before income taxes...........           29,118
           Net earnings.........................           19,564


           As of June 30, 2000, the Corporation's share of the net earnings and investment in the equity affiliates totaled $11,536 and $119,589, respectively. Dividends of $8,723 were received during the first six months of 2000. The Corporation has guaranteed certain performance obligations of such projects. The Corporation's obligations under such guarantees are approximately $1,500 per year for the three projects. The Corporation has provided a $10,000 debt service reserve letter of credit providing liquidity for debt service payments. No amount has been drawn under the letter of credit. The earnings results for the six months of 1999 were $16,882 for these operations.

14. The Corporation's continuing business strategy is to maintain focus on its core business segments in Engineering and Construction Group and Energy Equipment Group. In order to remain competitive in these segments while improving margins, the Corporation has been reducing costs through staff reductions and closure of some smaller operating facilities. These changes include the reduction of approximately 1,600 permanent positions, including 500 overhead and other support positions from its worldwide workforce of 11,000. In addition, approximately 800 agency personnel within the Engineering & Construction Group have been reduced. The positions eliminated included engineering, clerical, support staff and manufacturing personnel.

           In connection with this cost realignment plan, the Corporation recorded charges in the third quarter of 1999 of approximately $37,600 ($27,600 after-tax). The pre-tax charge by group was as follows: $19,600 for Engineering and Construction, $2,500 for Energy Equipment and $15,500 for Corporate and Financial. Approximately $22,600 represents employee severance costs and related benefits and the balance represents asset write-downs and provisions for closing some offices. The cost realignment plan resulted in substantial cost savings and was completed in the second quarter of 2000.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 25, 1999

                                CONSOLIDATED DATA

                    THREE MONTHS ENDED           SIX MONTHS ENDED
                    ------------------           ----------------
                   JUNE 30,     JUNE 25,      JUNE 30,       JUNE 25,
                    2000          1999          2000          1999
                 ----------    ----------    ----------    ----------

Backlog          $  6,366.1    $  6,991.8    $  6,366.1    $  6,991.8
                 ==========    ==========    ==========    ==========

New orders       $  1,239.0    $  1,059.4    $  2,430.9    $  1,969.9
                 ==========    ==========    ==========    ==========
Revenues         $  1,022.7    $    873.7    $  1,859.0    $  1,891.7
                 ==========    ==========    ==========    ==========
Net earnings     $      8.6    $      5.4    $     17.0    $     20.8
                 ==========    ==========    ==========    ==========

The Corporation's obligations under the Robbins Agreements significantly affected its results of operations. The table below shows the Corporation's results if the impact of losses related to the Robbins Facility were excluded.


                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                       ------------------      ----------------
                                      JUNE 30,    JUNE 25,    JUNE 30,  JUNE 25,
                                       2000        1999        2000      1999
                                     ---------   ---------  ---------  ---------

EARNINGS BEFORE INCOME TAXES
    AS REPORTED                       $  12.6    $  10.9    $  26.3    $  32.5
                                      -------    -------    -------    -------
Adjustment for Robbins                 --           15.6     --           17.5
                                      -------    -------    -------    -------
As adjusted                           $  12.6    $  26.5    $  26.3    $  50.0
                                      =======    =======    =======    =======

NET EARNINGS AS REPORTED              $   8.6    $   5.4    $  17.0    $  20.8
                                      -------    -------    -------    -------
Adjustment for Robbins                 --           10.1     --           11.4
                                      -------    -------    -------    -------
As adjusted                           $   8.6    $  15.5    $  17.0    $  32.2
                                      =======    =======    =======    =======


The Corporation's consolidated backlog at June 30, 2000 totaled $6,366.1, which represented a decrease of 9% from the amount reported as of June 25, 1999, but an increase of 5% from the amount reported as of December 31, 1999. The dollar amount of backlog does not necessarily indicate the amount the Corporation will earn for performing the backlog. Management has determined which agreed letters of intent are likely to be performed and indicated those amounts along with signed contracts in the calculation of the Corporation's backlog. Although backlog represents only business which is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of backlog to be performed. The Corporation adjusts its backlog to reflect project cancellations, deferrals, sale of subsidiaries and revised project scope and cost.

This adjustment for the six months ended June 30, 2000 was $106.8, compared with $277.7 for the six months ended June 25, 1999. The calculation of backlog excludes several large-scale international projects that the Corporation hopes will be awarded to it. These projects are excluded because of their large size, uncertain timing and the Corporation's inability to predict whether or not it will be awarded to the Corporation.

New orders awarded for the three and six months ended June 30, 2000 were $1,239.0 and $2,430.9 compared to $1,059.4 and $1,969.9 for the same periods ended June 25, 1999. Approximately 65% of new orders booked in the six months ended June 30, 2000 were for projects awarded to the Corporation's subsidiaries located outside the United States. Key countries and geographic areas contributing to new orders awarded for the six months ended June 30, 2000 were the United States, Europe and Singapore.

Operating revenues increased 18% in the three months ended June 30, 2000 compared to the three months ended June 25, 1999 to $1,005.0 from $854.9. The most recent six-month period reflects a slight decrease in operating revenue of $26.7 from $1,853.7 in 1999 to $1,827.0. The Engineering and Construction Group decreased for the six months of 2000 compared to the same period for 1999 by $41.9, which for the second quarter of 2000 compared to the same period for 1999 increased $140.3. The Energy Equipment Group increased for the three and six months of 2000 compared to 1999 by $21.9 and $25.7, respectively.

Gross earnings, which are equal to operating revenues minus the cost of operating revenues, increased by $10.1 in the six months ended June 30, 2000 as compared with the six months ended June 25, 1999 to $162.3 from $152.2.

Selling, general and administrative expenses decreased by 5% in the six months ended June 30, 2000 as compared with the same period in 1999, from $114.3 to $109.0.

Other income in the six months ended June 30, 2000 as compared with June 25, 1999 decreased to $32.0 from $38.0. Approximately $6.6 of this decrease can be attributed to equity earnings of unconsolidated affiliates. Other income in the three months ended June 30, 2000 as compared with the same period in 1999 decreased from $18.8 to $17.8.

Other deductions for the six months ended June 30, 2000 were $15.0 higher than that reported in the six months ended June 25, 1999. The increase in other deductions can be attributed to (1) higher interest expense of $4.1, (2) amortization of goodwill of $1.2, (3) write-off of notes receivable on previous sale of a subsidiary of $2.0 and (4) provision of $6.0 due to a decision by a French court during the second quarter on a legal matter regarding a former French subsidiary for which Foster Wheeler indemnified the purchaser.

Net earnings for the six months ended June 30, 2000 were $17.0 or $.42 per share diluted compared to a net earning of $20.8 or $.51 diluted per share for the six months ended June 25, 1999.

ENGINEERING AND CONSTRUCTION GROUP

                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                        ------------------               ----------------

                                  JUNE 30, 2000   JUNE 25, 1999    JUNE 30, 2000    JUNE 25, 1999
                                 --------------   --------------   --------------   -------------

Backlog                          $      4,836.4   $      5,516.2   $      4,836.4   $  5,516.2
                                 ==============   ==============   ==============   ==========
New orders                       $        892.3   $        745.1   $      1,659.2   $  1,490.7
                                 ==============   ==============   ==============   ==========
Operating revenues               $        783.2   $        642.8   $      1,391.4   $  1,433.3
                                 ==============   ==============   ==============   ==========
Gross earnings from operations   $         49.8   $         51.7   $         96.2   $    100.1
                                 ==============   ==============   ==============   ==========

The Engineering and Construction Group ("E&C Group"), had a backlog of $4,836.4 at June 30, 2000, which represented a decrease of $679.8 from June 25, 1999, but an increase of $94.9 from December 31, 1999. New orders booked for the six-month period ended June 30, 2000 increased by 11% compared with the period ended June 25, 1999. Operating revenues for the six-month period ended June 30, 2000 decreased 3% compared to the six-month period ended June 25, 1999. Gross earnings from operations decreased by 4% for the six-month period ended June 30, 2000, compared with the corresponding period ended June 25, 1999. The gross earnings for the six month period were lower primarily due to the decrease reported by its UK subsidiary ($27.7), which was partially offset by an increase in its U.S. and Continental European subsidiaries.

ENERGY EQUIPMENT GROUP

                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                         ------------------                 ----------------

                                   JUNE 30, 2000    JUNE 25, 1999    JUNE 30, 2000    JUNE 25, 1999
                                   --------------   --------------   --------------   -------------
Backlog                            $      1,642.6   $      1,682.7   $      1,642.6   $  1,682.7
                                   ==============   ==============   ==============   ==========
New orders                         $        351.5   $        487.2   $        777.0   $    656.4
                                   ==============   ==============   ==============   ==========
Operating revenues                 $        244.7   $        222.8   $        469.1   $    443.4
                                   ==============   ==============   ==============   ==========
Gross earnings from operations     $         31.5   $         14.3   $         65.0   $     50.8
                                   ==============   ==============   ==============   ==========


On December 31, 1999, the Corporation's Power Systems Group was combined with the Energy Equipment Group. The above table has been adjusted to show information as if this combination had occurred on January 1, 1999.

The Energy Equipment Group had a backlog of $1,642.6 at June 30, 2000, which represented a 2% decrease from June 25, 1999, but a 25% increase from December 31, 1999. Orders from Asia represented approximately 23% of the Energy Equipment Group's backlog as of June 30, 2000. New orders booked for the six-month period ended June 30, 2000 increased by 18% from corresponding periods in 1999. Operating revenues for the six month period ended June 30, 2000 increased by 6%. Gross earnings from operations increased by $14.2 for the six-month period ended June 30, 2000 compared with the period ended June 25, 1999.

FINANCIAL CONDITION

Stockholders' equity for the six months ended June 30, 2000 decreased by $2.2. This decrease was due primarily to changes in the foreign currency translation adjustment of $14.4 and dividends paid of $4.9. These factors were partially offset by earnings of $17.0.

During the six months ended June 30, 2000, additions to land, buildings and equipment were $29.7 as compared with $59.7 for the comparable period in 1999. Approximately $15.1 was invested in a waste-to-energy project in Italy during the first six months of 2000.

Since December 31, 1999, long-term debt, including current installments and bank loans, increased by $50.3.

In the third quarter 1998, a subsidiary of the Corporation entered into a three-year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. The agreement contains certain covenants and provides for various events of termination. At June 30, 2000, $50.0 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade balance in the Consolidated Balance Sheet.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $125.5 at June 30, 2000, a decrease of $44.8 from fiscal year end 1999. Short-term investments decreased by $14.9 to $2.2. During the first six months of fiscal 2000, the Corporation paid $4.9 in dividends to stockholders. Operating activities used $71.6 of cash.

Management of the Corporation believes that cash and cash equivalents of $125.5 and short-term investments of $2.2 at June 30, 2000, when combined with amounts available under its Revolving Credit Agreements and access to third-party financing in the capital markets will be adequate to meet its working capital and liquidity needs for the foreseeable future. During the second quarter of 1998, the Corporation filed a Registration Statement on Form S-3 relating to $300.0 of debt, equity, and other securities, $175.0 of which has been issued as of June 30, 2000.

The Corporation is reviewing various methods to monetize selected build, own and operate assets and will be concentrating on reducing both corporate and project debt, and improving cash flow.

OTHER MATTERS

The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous United States lawsuits concerning damages from asbestos. Plaintiffs in these lawsuits claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970s and prior. As of June 30, 2000, there were approximately 90,500 claims pending. During 2000, approximately 24,900 new claims have been filed and approximately 8,000 have been either settled or dismissed without payment. The Corporation has agreements with insurance carriers covering significantly more than a majority of the potential costs relating to these exposures. The Corporation has recorded, with respect to asbestos litigation, an asset relating to probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden Project. As a result, tipping fees at the Camden Project have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues are not expected to be sufficient to service the debt on outstanding bonds, which were issued to construct the plant and to acquire a landfill for Camden County's use. The debt although reflected in the consolidated financial statements of the Corporation has been issued by the Pollution Control Financing Authority of Camden County. This debt is collateralized by a pledge of certain revenues and assets of the project but not the plant. The Corporation's obligation is to fund the debt to the extent the project generates a positive cash flow. The Corporation has filed suit, seeking, among other things, to void the applicable contracts and agreements governing the Camden Project. Pending final outcome of the litigation and the results of legislative initiatives in New Jersey to resolve the issues relating to the debt obligations associated with the Camden Project, management believes that the plant will continue to operate at full capacity while earning sufficient revenues to cover its fees as operator of the plant. However, at this time, management cannot determine the effect of these events on the Camden Project.

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

YEAR 2000 PLAN

The failure to correct a Year 2000 Problem could have resulted in an interruption in, or a failure of, certain normal activities or operations. Such failures were not expected to have a material adverse affect on the Corporation's results of operations and financial condition. No such affect has been experienced thus far, and none is expected. However, it is possible that interruptions might occur later in the year 2000, so the Corporation remains vigilant and continues to enforce its Business Continuation Plan. Furthermore, although no claims have been asserted against the Corporation or its subsidiaries, it is possible that claims may yet be asserted. Therefore, the Corporation will continue to follow its liability management strategy until it concludes that any potential exposure from the year 2000 problem in minimal.

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

SAFE HARBOR STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements that are based on management's assumptions, expectations and projections about the various industries within which the Corporation operates. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Corporation cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements:

-- changes in the rate of economic growth in the United States and other major international economies,

--   changes in investment by the energy, power and environmental industries,

--   changes in regulatory environment, changes in project schedules,

--   changes in trade, monetary and fiscal policies worldwide,

--   currency fluctuations,

--   outcomes of pending and future litigation,

-- protection and validity of patents and other intellectual property rights and increasing competition by foreign and domestic companies.

For additional information about the Corporation, see the Corporation's reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

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

Several of the Corporation's former subsidiaries associated with a waste-to-energy plant located in the Village of Robbins, Illinois (the "Robbins Facility") received a Complaint for Injunction and Civil Penalties from the State of Illinois, dated April 28, 1998 (amended in July 1998) alleging primarily state air violations at the Robbins Facility (PEOPLE OF THE STATE OF ILLINOIS V. FOSTER WHEELER ROBBINS, INC., filed in Circuit Court of Cook County, Illinois, County Department, Chancery Division). Although the complaint seeks substantial civil penalties for numerous violations of up to $50,000 for each violation, with an additional penalty of $10,000 for each day of each violation, the maximum allowed under the statute, and an injunction against continuing violations, the relevant subsidiaries have reached a staff-level agreement in principle with the state on a Consent Decree that will resolve all violations. The resulting penalty is not expected to be material. The United States Environmental Protection Agency commenced a related enforcement action at approximately the same time the State action began.

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

                                                FOSTER WHEELER CORPORATION
                                                --------------------------
                                                       (Registrant)



Date:  AUGUST 11, 2000                            /S/ RICHARD J. SWIFT
      ------------------                        --------------------------------
                                                Richard J. Swift
                                                (Chairman, President and
                                                       Chief Executive Officer)





Date:  AUGUST 11, 2000                           /S/ GILLES A. RENAUD
      ------------------                        --------------------------------
                                                Gilles A. Renaud
                                                (Senior Vice President and
                                                Chief Financial Officer)