Form 10-Q
period 2000-09-29
FOSTER WHEELER CORP
filed 2000-11-13
CIK 38321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                        FOR THE TRANSITION PERIOD FROM TO


                         COMMISSION FILE NUMBER 1-286-2


                           FOSTER WHEELER CORPORATION
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


            NEW YORK                                           13-1855904
--------------------------------                        ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


PERRYVILLE CORPORATE PARK, CLINTON, NJ                       08809-4000
--------------------------------------                     -------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:    (908) 730-4000
                                                       ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,738,243 shares of the Corporation's common stock ($1.00 par value) were outstanding as of September 29, 2000.

                           FOSTER WHEELER CORPORATION

                                      INDEX



Part I        Financial Information:

        Item 1 - Financial Statements:

                 Condensed Consolidated Balance Sheet at September 29, 2000 and December 31, 1999

                 Condensed Consolidated Statement of Earnings and
                 Comprehensive Income for Three and Nine Months Ended September 29, 2000 and September 24, 1999

                 Condensed Consolidated Statement of Cash Flows
                 Nine Months Ended September 29, 2000 and September 24, 1999

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

Signatures

                          PART I FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)

                                                       September 29, 2000    December 31,
                                                           (UNAUDITED)          1999
                                                       ------------------    ------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ..............................   $   143,586    $   170,268
Short-term investments .................................         3,041         17,053
Accounts and notes receivable ..........................       867,769        918,898
Contracts in process and inventories ...................       441,828        420,033
Prepaid, deferred and refundable income taxes ..........        59,960         61,531
Prepaid expenses .......................................        26,190         27,313
                                                           -----------    -----------
     Total current assets ..............................     1,542,374      1,615,096
                                                           -----------    -----------
Land, buildings and equipment ..........................       979,294      1,006,016
Less accumulated depreciation ..........................       361,974        357,817
                                                           -----------    -----------
     Net book value ....................................       617,320        648,199
                                                           -----------    -----------
Notes and accounts receivable - long-term ..............        87,568         95,526
Investments and advances ...............................       113,856        108,655
Intangible assets, net .................................       289,643        301,494
Prepaid pension cost and benefits ......................       194,923        199,955
Other, including insurance recoveries ..................       386,813        404,313
Deferred income taxes ..................................        69,760         64,871
                                                           -----------    -----------
           TOTAL ASSETS ................................   $ 3,302,257    $ 3,438,109
                                                           ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current installments on long-term debt .................   $    20,611    $    19,668
Bank loans .............................................       133,211         63,378
Accounts payable and accrued expenses ..................       664,640        681,596
Estimated costs to complete long-term contracts ........       490,401        610,023
Advance payments by customers ..........................        41,326         42,801
Income taxes ...........................................        35,837         54,086
                                                           -----------    -----------
     Total current liabilities .........................     1,386,026      1,471,552
Corporate and other debt less current installments .....       285,442        372,847
Special-purpose project debt less current installments .       368,896        329,907
Deferred income taxes ..................................        14,014         12,874
Postretirement and other employee benefits other than
     pensions ..........................................       161,075        163,536
Other long-term liabilities and minority interest ......       435,784        424,815
Subordinated Robbins Facility exit funding obligations .       111,715        111,715
Mandatorily Redeemable Preferred Securities of
     Subsidiary Trust Holding Solely Junior Subordinated
     Deferrable Interest Debentures ....................       175,000        175,000
                                                           -----------    -----------
           TOTAL LIABILITIES ...........................     2,937,952      3,062,246
                                                           -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock ...........................................        40,748         40,748
Paid-in capital ........................................       200,963        201,043
Retained earnings ......................................       231,364        211,529
Accumulated other comprehensive loss ...................      (108,677)       (77,219)
                                                           -----------    -----------
                                                               364,398        376,101
Less cost of treasury stock ............................            93            238
                                                           -----------    -----------
           TOTAL STOCKHOLDERS' EQUITY ..................       364,305        375,863
                                                           -----------    -----------
           TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY ...................   $ 3,302,257    $ 3,438,109
                                                           ===========    ===========
See notes to condensed consolidated financial statements.



                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
               (In Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)
                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                               ------------------                ----------------
                                          SEPTEMBER 29,    SEPTEMBER 24,    SEPTEMBER 29,  SEPTEMBER 24,
                                              2000             1999(a,b)       2000           1999(a,b)
                                         --------------  ---------------  --------------  --------------


Revenues:
    Operating revenues ................   $  1,008,350    $    940,062    $  2,835,365    $  2,793,790
    Other income ......................         13,206          16,132          45,230          54,145
                                          ------------    ------------    ------------    ------------

    Total revenues ....................      1,021,556         956,194       2,880,595       2,847,935
                                          ------------    ------------    ------------    ------------

Costs and expenses:
    Cost of operating revenues ........        926,574         877,476       2,591,255       2,579,000
    Selling, general and adminis-
        trative expenses ..............         53,249          60,886         162,290         175,141
    Other deductions/minority
        interest ......................         24,123          43,515          75,314          79,691
    Dividend on preferred security
        of subsidiary trust ...........          3,937           3,937          11,812          11,244
                                          ------------    ------------    ------------    ------------

    Total costs and expenses ..........      1,007,883         985,814       2,840,671       2,845,076
                                          ------------    ------------    ------------    ------------

Earnings/(loss) before income taxes ...         13,673         (29,620)         39,924           2,859
Provisions/(benefit) for income taxes .          3,528          (6,710)         12,760           4,981
                                          ------------    ------------    ------------    ------------

Net earnings/(loss) ...................         10,145         (22,910)         27,164          (2,122)

Other comprehensive (loss)/income:
    Foreign currency translation
        adjustment ....................        (17,095)          8,243         (31,458)        (19,332)
                                          ------------    ------------    ------------    ------------

Comprehensive loss ....................   $     (6,950)   $    (14,667)   $     (4,294)   $    (21,454)
                                          ============    ============    ============    ============

Earnings/(loss) per share:
    Basic .............................   $        .25    $       (.56)   $        .67    $       (.05)
                                          ============    ============    ============    ============
    Diluted ...........................   $        .25    $       (.56)   $        .67    $       (.05)
                                          ============    ============    ============    ============

Shares outstanding:
    Basic .............................     40,805,499      40,745,578      40,792,301      40,735,849
    Diluted ...........................          9,504               *           6,769               *
                                          ------------    ------------    ------------    ------------

    Total diluted .....................     40,815,003      40,745,578      40,799,070      40,735,849
                                          ============    ============    ============    ============
                                                                                          ............
Cash dividends paid per
    Common share ......................   $        .06    $        .06    $        .18    $        .48
                                          ============    ============    ============    ============

See notes to condensed consolidated financial statements.
(a) Includes in the three and nine months ended September 1999, a pre-tax loss for the Robbins Resource Recovery Facility of $13,200 and $30,600 ($8,600 and $19,900 after tax) respectively.
(b) Includes in the three and nine months ended September 1999, a pre-tax charge of $37,600 ($27,600 after tax) for cost realignment.
* The effect of the stock options was not included in the calculation of diluted earnings per share as these options were antidilutive due to the loss.




                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                   NINE MONTHS ENDED
                                                                   -----------------
                                                              SEPTEMBER 29,  SEPTEMBER 24,
                                                                  2000            1999
                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss) .........................................   $  27,164    $  (2,122)
Adjustment to reconcile net earnings to cash flows from
    operating activities:
Depreciation and amortization ...............................      43,931       45,136
Deferred tax ................................................      (2,711)      (1,698)
Equity earnings, net of dividends ...........................      (4,765)      (7,099)
Other .......................................................      (7,727)       5,659
Changes in assets and liabilities:
Receivables .................................................      (2,670)    (119,239)
                                                                               (41,016)
Contracts in process and inventories ........................     (47,773)      19,989
Accounts payable and accrued expenses .......................      15,858      (38,617)
Estimated costs to complete long-term contracts .............     (77,048)      86,510
Advance payments by customers ...............................         794       (5,043)
Income taxes ................................................     (17,209)     (35,314)
Other assets and liabilities ................................       6,468        7,231
                                                                ---------    ---------
NET CASH USED BY OPERATING ACTIVITIES .......................     (65,688)     (44,607)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ........................................     (39,120)    (103,033)
Proceeds from sale of properties ............................      22,651      140,422
Decrease in investments and advances ........................      28,745       26,009
Decrease in short-term investments ..........................      14,012       34,760
Partnership distributions ...................................      (2,599)      (4,385)
                                                                ---------    ---------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES ............      23,689       93,773
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend to stockholders ....................................     (17,329)     (19,539)
Repurchase of common stock ..................................         (83)        (860)
Mandatorily Redeemable Preferred Securities of Subsidiary
    Trust Holdings Solely Junior Subordinated Deferrable
    Interest Debentures .....................................        --        169,178
Increase/(decrease) in short-term debt ......................      75,371      (48,103)
Proceeds from long-term debt ................................      48,029       45,377
Repayment of long-term debt .................................     (95,353)    (176,267)
                                                                ---------    ---------
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES ............      20,635      (30,214)
                                                                ---------    ---------

Effect of exchange rate changes on cash and cash equivalents       (5,318)     (13,536)
                                                                ---------    ---------

DECREASE/(INCREASE) IN CASH AND CASH EQUIVALENTS ............     (26,682)       5,416
Cash and cash equivalents at beginning of year ..............     170,268      180,068
                                                                ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................   $ 143,586    $ 185,484
                                                                =========    =========

Cash paid during period:
Interest (net of amount capitalized) ........................   $  44,673    $  38,501
Income taxes ................................................   $  24,692    $  22,865

See notes to condensed consolidated financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


1. The condensed consolidated balance sheet as of September 29, 2000, and the related condensed consolidated statements of earnings and comprehensive income and cash flows for the three and nine month period ended September 29, 2000 and September 24, 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in Foster Wheeler Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (1999 Form 10K) filed with the Securities and Exchange Commission on March 1, 2000. The Condensed Consolidated Balance Sheet as of December 31, 1999 has been derived from the audited Consolidated Balance Sheet included in the 1999 Form 10-K. A summary of Foster Wheeler Corporation's significant accounting policies is presented on pages 29, 30, and 31 in its 1999 Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the 1999 Form 10-K when reviewing interim financial results. There has been no material change in the accounting policies followed by Foster Wheeler Corporation (hereinafter referred to as "Foster Wheeler" or the "Corporation") during the first nine months of 2000.



2. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, and contingencies, among others. As of September 29, 2000, costs of approximately $175,000 were included in assets, primarily in receivables and contracts in process, representing amounts expected to be realized from claims to customers. This compares to assets of $120,000 at December 31, 1999. These claims have been recognized in accordance with the AICPA's Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production-Type Contracts". This Statement requires that it be probable that the claim will result in additional contract revenue and the amount can be reliably estimated. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings. Accordingly, it is possible that the amounts realized could differ materially from the balances included in the financial statements. Management believes that these matters will be resolved without a material effect on the Corporation's financial position or results of operations.

3. The Corporation has entered into two revolving credit agreements (the "Revolving Credit Agreements"). On February 12, 1999, the Corporation entered into a revolving credit agreement (the "Long Term Revolving Credit Agreement") in the amount of $270 million with a term of four years. The Long Term Revolving Credit Agreement bears interest at a floating rate. On December 1, 1999 the Long Term Revolving Credit Agreement was amended and restated. On May 31, 2000, the Corporation entered into a revolving credit agreement (the "Short Term Revolving Credit Agreement") in the amount of $76.25 million with a term of 364 days. The Short Term Revolving Credit Agreement bears interest at a floating rate. Loans under the Revolving Credit Agreements were used to repay loans under previous revolving credit agreements and for general corporate purposes. At September 29, 2000, $131 million was borrowed under the Revolving Credit Agreements. The Corporation pays various fees to the lenders under these agreements.

         The Revolving Credit Agreements require, among other things, that the Corporation maintain a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Corporation was in compliance with covenants under the Revolving Credit Agreements as of September 29, 2000.

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

4. In connection with the Robbins agreements referred to in Part II, Item 1 - Legal Proceedings, Foster Wheeler agreed to fund, on a subordinated basis, the following:

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

5. A total of 4,331,801 shares of common stock were reserved for issuance under various stock option plans; of this total, 1,188,680 were not under option.

6. Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed based on the basic plus the dilution of stock options. In 1999, the Corporation adopted The Directors Deferred Compensation and Stock Award Plan (the "Plan"). Under the Plan, each non-employee director is credited annually with share units of the Corporation's common stock. In addition, each non-employee director may elect to defer receipt of compensation for services rendered as a director, which deferred amount is credited to his or her account in the form of share units. The Corporation makes a supplemental contribution equal to 15% of the deferred amount. As of September 29, 2000, 71,633 share units were credited in participants' accounts and are included in the calculation of basic earnings per share.



7.       Interest income and cost for the following periods are:

                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                ------------------        -----------------
                         SEPTEMBER 29, SEPTEMBER 24, SEPTEMBER 29, SEPTEMBER 24,
                            2000          1999           2000          1999
                        -------------- ------------- ------------ --------------

         Interest Income    $ 3,811    $ 2,413       $ 9,586       $ 7,804
                            =======    =======       =======       =======
         Interest Cost      $22,103    $19,022       $64,007       $55,868
                            =======    =======       =======       =======



         Included in the interest cost is interest capitalized on self-constructed assets, for the three and nine months ended September 29, 2000 of $1,511 and $4,494, respectively, compared to the $1,106 and $3,167 for the same periods in 1999. Included in interest cost is dividends on Trust Preferred Securities which for the three and nine months ended September 29, 2000 amounted to $3,937 and $11,812, compared to $3,937 and $11,244 for the comparable period in 1999, respectively.

8. The Financial Accounting Standards Board released in June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", and in June, 2000 SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133". These Statements address the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. The Corporation does not anticipate that the adoption of the new statements will have a significant impact on the results of operations or the financial position of the Corporation. However, the Corporation is still evaluating the potential impact. The effective date of SFAS No. 133 has been deferred by the issuance of SFAS No. 137 until the fiscal year beginning after June 15, 2000.

         The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No.101 Revenue Recognition in Financial Statements, on December 3, 1999. The effective date of SAB No.101 was deferred by SAB No. 101B until the fourth quarter of 2000. These statements relate to the timing of revenue recognition and are not expected to have an impact on the recording of revenue by the Corporation.

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

         The Financial Accounting Standards Board released in September 2000, Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement revises the standard for accounting for securitizations and other transfers of financial assets and collateral. The new accounting requirements are effective for transfers occurring after March 31, 2001. However, the extended disclosures about securitizations and collateral are effective for fiscal years ending after December 15, 2000. The Corporation is currently assessing the impact of the adoption of this new statement.

9. In the third quarter 1998, a subsidiary of the Corporation entered into a three-year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. The agreement contains certain covenants and provides for various events of termination. At September 29, 2000, $50,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade balance in the Condensed Consolidated Balance Sheet.

10. Changes in equity for the nine months ended September 29, 2000 were as follows:


                                                                                             ACCUMULATED
                                                                                               OTHER
                                        COMMON STOCK            PAID-IN        RETAINED     COMPREHENSIVE
                                   SHARES        AMOUNT         CAPITAL        EARNINGS         LOSS
                                   ------        ------         -------        --------         ----

Balance December 31, 1999        40,747,668    $    40,748    $   201,043    $   211,529   $   (77,219)

Net earnings                                                                      27,164

Dividends paid - common                                                           (7,329)

Purchase of treasury stock

Foreign currency translation
    adjustment                                                                                 (31,458)

Shares issued under incentive
    plan and other plans                                              (80)
                                -----------    -----------    -----------    -----------   -----------
Balance September 29, 2000       40,747,668       $ 40,748     $  200,963    $   231,364   $  (108,677)
                                ===========    ===========    ===========    ===========   ===========



                                                                 TOTAL
                                         TREASURY STOCK       STOCKHOLDERS'
                                      SHARES        AMOUNT        EQUITY
                                      ------       -------    --------------

Balance December 31, 1999           (16,781)   $      (238)   $   375,863

Net earnings                                                       27,164

Dividends paid - common                                            (7,329)

Purchase of treasury stock          (13,200)           (83)           (83)

Foreign currency translation
    adjustment                                                    (31,458)

Shares issued under incentive
    plan and other plans             20,556            228            148
                                -----------    -----------    -----------
Balance September 29, 2000           (9,425)   $       (93)   $   364,305
                                ===========    ===========    ===========



11.      Major Business Groups

FOR NINE MONTHS
---------------                                      ENGINEERING                   CORPORATE AND
                                                         AND          ENERGY        FINANCIAL
ENDED                                   TOTAL        CONSTRUCTION  EQUIPMENT(3)(4)  SERVICES(1)
-----                                   -----        ------------  ---------------  -----------
SEPTEMBER 29, 2000
------------------

Revenues                              $ 2,880,595    $ 2,201,450   $   759,969   $   (80,824)
Interest expense (2)                       59,513          4,550        25,710        29,253
Earnings/(loss) before income taxes        39,924         63,450        31,076       (54,602)
Income taxes/(benefit)                     12,760         20,718        12,349       (20,307)
                                      -----------    -----------   -----------   -----------

Net earnings/(loss)                   $    27,164    $    42,732   $    18,727   $   (34,296)
                                      ===========    ===========   ===========   ===========


ENDED
SEPTEMBER 24, 1999

Revenues                              $ 2,847,935    $ 2,167,453   $   745,258   $   (64,776)
Interest expense (2)                       52,700          4,815        34,435        13,450
Earnings/(loss) before income taxes         2,859         60,645           257       (58,043)
Income taxes/(benefit)                      4,981         23,367           235       (18,621)
                                      -----------    -----------   -----------   -----------

Net earnings/(loss) (5)               $    (2,122)   $    37,278   $        22   $   (39,422)
                                      ===========    ===========   ===========   ===========



(1)  Includes intersegment eliminations.
(2)  Includes dividend on Trust Preferred Securities.
(3) Includes losses recorded for the Robbins Resource Recovery Facility in 1999 of $30,600 pre-tax ($19,900 after tax).
(4) Commencing on January 1, 2000, the Power Systems Group has been combined with the Energy Equipment Group. The 1999 results have been reclassified to conform to the 2000 presentation.
(5) Includes in 1999 cost realignment charges of $37,600 pre-tax ($27,600 after tax), the pre-tax charge per group is: Engineering and Construction $19,600, Energy Equipment $2,500, and Corporate and Financial Services $15,500.

12.      Consolidating Financial Information
         The following represents summarized consolidating financial information as of September 29, 2000 and December 31, 1999, with respect to the financial position, and for the nine months ended September 29, 2000, and September 24, 1999, for results of operations and cash flows of the Corporation and its wholly-owned and majority-owned subsidiaries. In February 1999, Foster Wheeler USA Corporation, Foster Wheeler Energy Corporation and Foster Wheeler Energy International, Inc. issued guarantees in favor of the holders of the Corporation's 6 3/4% Notes due November 15, 2005 (the "Notes"). Each of the guarantees is full and unconditional, and joint and several. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors, as management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to the Corporation.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                            (In Thousands of Dollars)

                               September 29, 2000

                                                    FOSTER
                           ASSETS                   WHEELER       GUARANTOR     NON-GUARANTOR
                           ------                 CORPORATION    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                  -----------    ------------  ------------  ------------   ------------
Current assets ................................   $   325,163   $   478,280   $ 1,432,123    $  (693,192)   $ 1,542,374
Investment in subsidiaries ....................       890,646       310,528       112,885     (1,314,059)
Land, buildings & equipment (net) .............        46,048        27,627       549,868         (6,223)       617,320
Notes and accounts receivable - long-term .....        48,060         6,750       348,870       (316,112)        87,568
Intangible assets (net) .......................                      86,595       203,048                       289,643
Other non-current assets ......................       512,339            34       227,995         24,984        765,352
                                                  -----------   -----------   -----------    -----------    -----------

TOTAL ASSETS ..................................   $ 1,822,256   $   909,814   $ 2,874,789    $(2,304,602)   $ 3,302,257
                                                  ===========   ===========   ===========    ===========    ===========

             LIABILITIES & STOCKHOLDERS' EQUITY
             ----------------------------------

Current liabilities ...........................   $   430,061   $   433,250   $ 1,215,907    $  (693,192)   $ 1,386,026
Long-term debt ................................       464,190                     511,650       (321,502)       654,338
Other non-current liabilities .................       563,700         8,256       263,563       (112,931)       722,588
Preferred trust securities ....................                                   175,000                       175,000
                                                  -----------   -----------   -----------    -----------    -----------

TOTAL LIABILITIES .............................     1,457,951       441,506     2,166,120     (1,127,625)     2,937,952
TOTAL STOCKHOLDERS'
    EQUITY ....................................       364,305       468,308       708,669     (1,176,977)       364,305
                                                  -----------   -----------   -----------    -----------    -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY .......................   $ 1,822,256   $   909,814   $ 2,874,789    $(2,304,602)   $ 3,302,257
                                                  ===========   ===========   ===========    ===========    ===========




                      CONDENSED CONSOLIDATING BALANCE SHEET
                            (In Thousands of Dollars)

                                December 31,1999

                                           FOSTER WHEELER    GUARANTOR   NON-GUARANTOR
                         ASSETS             CORPORATION    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                         ------             -----------    ------------  ------------   ------------  ------------

Current assets ............................   $   391,364   $   419,956   $ 1,558,601    $  (754,825)   $ 1,615,096
Investment in subsidiaries ................       915,470       303,241        90,327     (1,309,038)
Land, buildings & equipment (net) .........        47,461        27,709       579,555         (6,526)       648,199
Notes and accounts receivable - long-term .        68,691         8,395       385,515       (367,075)        95,526
Intangible assets (net) ...................                      88,450       213,044                       301,494
Other non-current assets ..................       544,224            20       188,796         44,754        777,794
                                              -----------   -----------   -----------    -----------    -----------

TOTAL ASSETS ..............................   $ 1,967,210   $   847,771   $ 3,015,838    $(2,392,710)   $ 3,438,109
                                              ===========   ===========   ===========    ===========    ===========

         LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities .......................   $   469,832   $   392,751   $ 1,365,793    $  (756,824)   $ 1,471,552
Long-term debt ............................       558,251                     513,057       (368,554)       702,754
Other non-current liabilities .............       563,264         8,256       253,058       (111,638)       712,940
Preferred trust securities ................                                   175,000                       175,000
                                              -----------   -----------   -----------    -----------    -----------


TOTAL LIABILITIES .........................     1,591,347       401,007     2,306,908     (1,237,016)     3,062,246
TOTAL STOCKHOLDERS'
  EQUITY ..................................       375,863       446,764       708,930     (1,155,694)       375,863
                                              -----------   -----------   -----------    -----------    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY ....................   $ 1,967,210   $   847,771   $ 3,015,838    $(2,392,710)   $ 3,438,109
                                              ===========   ===========   ===========    ===========    ===========



               CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA
                            (In Thousands of Dollars)

                      Nine Months Ended September 29, 2000


                                          FOSTER WHEELER   GUARANTOR     NON-GUARANTOR
                                           CORPORATION    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           -----------    ------------   ------------   ------------   ------------


Revenues ..............................   $    16,239    $   910,017   $ 2,268,217    $  (313,878)   $ 2,880,595
Cost of operating revenues ............                      853,107     2,013,236       (275,088)     2,591,255
Selling, general and administrative,
  other deductions and minority
  interests ...........................        71,534         39,824       176,848        (38,790)       249,416

Equity in net earnings of subsidiaries         62,879          7,600                      (70,479)
                                          -----------    -----------    -----------    -----------   -----------

Earnings/ (loss) before income taxes ..         7,584         24,686        78,133        (70,479)        39,924

(Benefit)/provision for income taxes ..       (19,580)         7,000        25,340                        12,760
                                          -----------    -----------   -----------    -----------    -----------

Net earnings/(loss) ...................   $    27,164    $    17,686   $    52,793    $   (70,479)   $    27,164
                                          ===========    ===========   ===========    ===========    ===========



               CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA
                            (In Thousands of Dollars)

                      Nine Months Ended September 24, 1999


                                          FOSTER WHEELER   GUARANTOR      NON-GUARANTOR
                                            CORPORATION   SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                            -----------   ------------    ------------  ------------  ------------


Revenues ..............................   $    58,140    $   526,876    $ 2,543,953    $  (281,034)   $ 2,847,935
Cost of operating revenues ............                      495,989      2,316,837       (233,826)     2,579,000
Selling, general and administrative,
  other deductions and minority
  interests ...........................        79,612         36,872        196,800        (47,208)       266,076

Equity in net earnings of subsidiaries          1,896         12,341                       (14,237)
                                          -----------    -----------    -----------    -----------    ------------


(Loss)/earnings before income taxes ...       (19,576)         6,356         30,316        (14,237)         2,859
(Benefit)/provision for income taxes ..       (17,454)        (2,647)        25,082                         4,981
                                          -----------    -----------    -----------    -----------    -----------

Net (loss)/earnings ...................   $    (2,122)   $     9,003    $     5,234    $   (14,237)   $    (2,122)
                                          ===========    ===========    ===========    ===========    ===========



               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW DATA
                            (In Thousands of Dollars)

                      Nine Months Ended September 29, 2000

                                         FOSTER WHEELER  GUARANTOR   NON-GUARANTOR  ELIMIN-
                                           CORPORATION  SUBSIDIARIES  SUBSIDIARIES  ATIONS   CONSOLIDATED
                                           -----------  ------------  ------------  ------   ------------
NET CASH PROVIDED/(USED) BY
   OPERATING ACTIVITIES ...............   $   1,696    $  29,157    $ (15,334)   $ (81,207)   $ (65,688)
                                          ---------    ---------    ---------    ---------    ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures ..................                   (5,276)     (33,844)                  (39,120)
Proceeds from sale of properties ......                                22,651                    22,651
(Increase)/decrease in investment and
advances ..............................     (20,579)                  (27,448)      76,772       28,745
Decrease in short-term
   investments ........................          70                    13,942                    14,012
Other .................................                    1,446       (4,045)                   (2,599)
                                          ---------    ---------    ---------    ---------    ---------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES ...............     (20,509)      (3,830)     (28,744)      76,772       23,689
                                          ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES
Dividends to Stockholders .............      (7,329)                 (103,245)     103,245       (7,329)
Increase in short-term debt ...........      76,250                      (879)                   75,371
Proceeds from long-term debt ..........                                48,029                    48,029
Repayment of long-term debt ...........     (85,000)                  (10,353)                  (95,353)
Other .................................      20,893      (27,865)     105,699      (98,810)         (83)
                                          ---------    ---------    ---------    ---------    ---------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES ...............       4,814      (27,865)      39,251        4,435       20,635
                                          ---------    ---------    ---------    ---------    ---------
Effect of exchange rate changes on
cash and cash equivalents .............                                (5,318)                   (5,318)
Decrease in cash and cash
   equivalents ........................     (13,999)      (2,538)     (10,145)                  (26,682)
Cash and cash equivalents, beginning of
   period .............................      16,262        3,080      150,926                   170,268
                                          ---------    ---------    ---------    ---------    ---------
Cash and cash equivalents, end of
   period .............................   $   2,263    $     542    $ 140,781    $    --      $ 143,586
                                          =========    =========    =========    =========    =========




               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW DATA
                            (In Thousands of Dollars)

                       Nine Months Ended September 24,1999

                                      FOSTER WHEELER   GUARANTOR   NON-GUARANTOR  ELIMIN-
                                       CORPORATION    SUBSIDIARIES SUBSIDIARIES   ATIONS     CONSOLIDATED
                                       -----------   ------------- -------------  ------     ------------


NET CASH (USED)/PROVIDED BY
   OPERATING ACTIVITIES ...............   $ (26,862)   $  25,812    $ (53,190)   $   9,633    $ (44,607)
                                          ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures ..................                   (4,738)     (98,295)                 (103,033)
Proceeds from sale of properties ......                               140,422                   140,422
Decrease in investment and advances ...      10,462                    15,184          363       26,009
Decrease in short-term investments ....                                34,760                    34,760
Other .................................                      500       (4,885)                   (4,385)
                                          ---------    ---------    ---------    ---------    ---------
NET CASH PROVIDED/(USED) BY
   INVESTING ACTIVITIES ...............      10,462       (4,238)      87,186          363       93,773
                                          ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES
Dividends to Stockholders .............     (19,539)                                            (19,539)
Issuance of trust preferred securities                                169,178                   169,178
Increase/(decrease) in short-term debt      (20,000)                  (28,103)                  (48,103)
Proceeds from long-term debt ..........                                45,377                    45,377
Repayment of long-term debt ...........    (168,000)                   (8,267)                 (176,267)
Other .................................     220,455      (24,710)    (186,609)      (9,996)        (860)
                                          ---------    ---------    ---------    ---------    ---------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES ...............      12,916      (24,710)      (8,424)      (9,996)     (30,214)
                                          ---------    ---------    ---------    ---------    ---------
Effect of exchange rate changes on
   Cash and cash equivalents ..........                               (13,536)                  (13,536)
Decrease in cash and cash equivalents .      (3,484)      (3,136)      12,036                     5,416
Cash and cash equivalents, beginning of
period ................................      13,720        6,552      159,796                   180,068
                                          ---------    ---------    ---------    ---------    ---------
Cash and cash equivalents, end of
   Period .............................   $  10,236    $   3,416    $ 171,832    $    --      $ 185,484
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

                                                   SEPTEMBER 29,   DECEMBER 31,
                                                       2000           1999
                                                   -------------  --------------
        BALANCE SHEET DATA:
        Current assets .................................$108,482        $104,084
        Other assets (primarily buildings
             and equipment) ............................ 473,952         506,620
        Current liabilities ............................  46,562          48,562
        Other liabilities (primarily long-
             term debt) ................................ 373,535         410,199
        Net assets ..................................... 162,337         151,943



        INCOME STATEMENT DATA FOR NINE             SEPTEMBER 29,   DECEMBER 31,
        MONTHS ENDED:                                  2000           1999
                                                   -------------  --------------
        Total revenues .................................$148,191        $ 84,016
        Income before income taxes .....................  33,784          18,184
        Net earnings ...................................  22,304          19,174


         As of September 29, 2000, the Corporation's share of the net earnings and investment in the equity affiliates totaled $13,603 and $113,855, respectively. This compares to $10,349 and $108,223 in 1999. Dividends of $8,838 were received during the first nine months of 2000. The Corporation has guaranteed certain performance obligations of such projects. The Corporation's obligations under such guarantees are approximately $1,500 per year for the three projects. The Corporation has provided a $10,000 debt service reserve letter of credit providing liquidity for debt service payments on one of these projects. No amount has been drawn under the letter of credit.

14. The Corporation's continuing business strategy is to maintain focus on its core business segments in Engineering and Construction Group and the Energy Equipment Group. In order to remain competitive in these segments and improve margins, in 1999 the Corporation reduced costs through staff reductions and closure of some smaller operating facilities. These changes included the reduction of approximately 1,600 permanent positions, including 500 overhead and other support positions from its worldwide workforce of 11,000. In addition, approximately 800 agency personnel within the Engineering & Construction Group were reduced. The positions eliminated included engineering, clerical, support staff and manufacturing personnel.

         In connection with this cost realignment plan, the Corporation recorded charges in the third quarter 1999 of approximately $37,600 ($27,600 after-tax). The pre-tax charge by group was as follows: $19,600 for Engineering and Construction, $2,500 for Energy Equipment and $15,500 for Corporate and Financial Services. Approximately $22,600 represents employee severance costs and related benefits and the balance represents asset write-downs and provisions for closing some offices. The cost realignment plan resulted in substantial cost savings and was completed in the second quarter of 2000.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 24, 1999

                            CONSOLIDATED DATA

                             THREE MONTHS ENDED         NINE MONTHS ENDED
                             ------------------         -----------------
                        SEPTEMBER 29, SEPTEMBER 24,  SEPTEMBER 29, SEPTEMBER 24,
                            2000         1999            2000           1999
                        ------------  ------------  -------------- -------------

Backlog                    $  6,193.7   $  6,590.9    $  6,193.7   $  6,590.9
                           ==========   ==========    ==========   ==========

New orders                 $  1,049.3   $    710.1    $  3,480.2   $  2,680.0
                           ==========   ==========    ==========   ==========
Revenues                   $  1,021.6   $    956.2    $  2,880.6   $  2,847.9
                           ==========   ==========    ==========   ==========
Net earnings/(loss)        $     10.1   $    (22.9)   $     27.2   $     (2.1)
                           ==========   ==========    ==========   ==========


The Corporation's obligations under the Robbins Agreements and the 1999 Cost Realignment Plan significantly affected its results of operations for the three and nine months ended September 24, 1999. The table below shows the Corporation's results if the impact of losses related to the Robbins Facility and the cost realignment plan were excluded.
                             THREE MONTHS ENDED         NINE MONTHS ENDED
                             ------------------        -------------------
                         SEPTEMBER 29, SEPTEMBER 24, SEPTEMBER 29, SEPTEMBER 24,
                                 2000          1999          2000          1999
                         ------------  ------------  ------------- -------------

EARNINGS/(LOSS) BEFORE
    INCOME TAXES AS REPORTED     $  13.6    $ (29.6)    $  39.9    $   2.9
                                                                   -----
Adjustment for:
      Robbins                     --           13.2      --           30.6

      Cost realignment plan       --           37.6      --           37.6
                                 -------    -------     -------    -------
As adjusted                      $  13.6    $  21.2     $  39.9    $  71.1
                                 =======    =======     =======    =======

NET EARNINGS/(LOSS) AS REPORTED  $  10.1    $ (22.9)    $  27.2    $  (2.1)

Adjustment for:
      Robbins                     --            8.6      --           19.9
      Cost realignment plan       --           27.6      --           27.6
                                 -------    -------     -------    -------
As adjusted                      $  10.1    $  13.3     $  27.2    $  45.4
                                 =======    =======     =======    =======

The Corporation's consolidated backlog at September 29, 2000 totaled $6,193.7, which represented a decrease of 6% from the amount reported as of September 24, 1999, but an increase of 2% from the amount reported as of December 31, 1999. The dollar amount of backlog does not necessarily indicate the amount the Corporation will earn for performing the backlog. Management has determined which agreed letters of intent are likely to be performed and indicated those amounts along with signed contracts in the calculation of the Corporation's backlog. Although backlog represents only business which is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of backlog to be performed. The Corporation adjusts its backlog to reflect project cancellations, deferrals, sale of subsidiaries and revised project scope and cost. This adjustment for the nine months ended September 29, 2000 was $145.8, compared with $555.8 for the nine months ended September 24, 1999.

New orders awarded for the three and nine months ended September 29, 2000 were $1,049.3 and $3,480.2 compared to $710.1 and $2,680.0 for the same periods ended September 24, 1999. Approximately 65% of new orders booked in the nine months ended September 29, 2000 were for projects awarded to the Corporation's subsidiaries located outside the United States. Key countries and geographic areas contributing to new orders awarded for the nine months ended September 29, 2000 were the United States, Europe and Singapore.

Operating revenues increased 7% in the three months ended September 29, 2000 compared to the three months ended September 24, 1999 to $1,008.4 from $940.1. The most recent nine-month period reflects a slight increase in operating revenues of $41.6 from $2,793.8 in 1999 to $2,835.4. The Engineering and Construction Group increased for the nine months of 2000 compared to the same period for 1999 by $40.0. The third quarter of 2000 compared to the same period for 1999 increased $82.0. The Energy Equipment Group increased for the nine months of 2000 compared to 1999 by $23.5, but decreased for the three month period by $2.2.

Gross earnings, which are equal to operating revenues minus the cost of operating revenues, increased by $29.3 in the nine months ended September 29, 2000 as compared with the nine months ended September 24, 1999 to $244.1 from $214.8.

Selling, general and administrative expenses decreased by 7.3% in the nine months ended September 29, 2000 as compared with the same period in 1999, from $175.1 to $162.3.

Other income in the nine months ended September 29, 2000 as compared with September 24, 1999 decreased to $45.2 from $54.1. Approximately $3.3 of this decrease can be attributed to equity earnings of unconsolidated affiliates. Other income in the three months ended September 29, 2000 as compared with the same period in 1999 decreased from $16.1 to $13.2.

Other deductions for the nine months ended September 29, 2000 were $4.4 lower than that reported in the nine months ended September 24, 1999. The decrease in other deductions can be attributed to that portion of the 1999 Cost Realignment charged to other deductions of $15.0 offset by higher interest expense of $6.8 and a provision of $6.0 due to a decision by a French court during the second quarter of 2000 on a legal matter regarding a former French subsidiary for which Foster Wheeler indemnified the purchaser.

Net earnings for the nine months ended September 29, 2000 were $27.2 or $.67 per share diluted compared to a net loss of $(2.1) or $(.05) diluted per share for the nine months ended September 24, 1999.

ENGINEERING AND CONSTRUCTION GROUP

                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                      ------------------            -----------------

                              SEPTEMBER 29,   SEPTEMBER 24,   SEPTEMBER 29,   SEPTEMBER 24,
                                      2000            1999            2000           1999
                              ------------    ------------    ------------    ------------

Backlog                          $  4,600.3     $  5,191.4     $  4,600.3       $  5,191.4
                                 ==========     ==========     ==========       ==========
New orders                       $    741.9     $    559.4     $  2.401.1       $  2,050.1
                                 ==========     ==========     ==========       ==========
Operating revenues               $    785.7     $    703.7     $  2,177.1       $  2,137.0
                                 ==========     ==========     ==========       ==========
Gross earnings from operations   $     47.0     $     55.2     $    143.2       $    155.3
                                 ==========     ==========     ==========       ==========

The Engineering and Construction Group ("E&C Group"), had a backlog of $4,600.3 at September 29, 2000, which represented a decrease of $591.1 from September 24, 1999, and a decrease of $141.2 from December 31, 1999. However, the change from year end has been negatively impacted by $250.0 because of the strengthening of the US dollar which offset the $108.8 increase for the nine-month period. New orders booked for the nine-month period ended September 29, 2000 increased by 17% compared with the period ended September 24, 1999 primarily because of growth in the pharmaceutical industry. Operating revenues for the nine-month period ended September 29, 2000 increased 2% compared to the nine-month period ended September 24, 1999. Gross earnings from operations decreased by 7.8% for the nine-month period ended September 29, 2000, compared with the corresponding period ended September 24, 1999. The gross earnings for the nine-month period were lower primarily due to the decrease reported by its UK subsidiary, which was partially offset by an increase in its U.S. and Continental European subsidiaries.

ENERGY EQUIPMENT GROUP

                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                   ------------------         -----------------

                               SEPTEMBER 29, SEPTEMBER 24, SEPTEMBER 29, SEPTEMBER 24,
                                       2000          1999          2000          1999
                               ------------  ------------  ------------  ------------

Backlog                          $  1,660.6   $  1,583.0   $  1,660.6   $  1,583.0
                                 ==========   ==========   ==========   ==========
New orders                       $    314.5   $    159.0   $  1,091.5   $    815.4
                                 ==========   ==========   ==========   ==========
Operating revenues               $    266.1   $    268.3   $    735.2   $    711.7
                                 ==========   ==========   ==========   ==========
Gross earnings from operations   $     34.4   $     24.3   $     99.5   $     75.2
                                 ==========   ==========   ==========   ==========


On January 1, 2000, the Corporation's Power Systems Group was combined with the Energy Equipment Group. The above table has been adjusted to show information as if this combination had occurred on January 1, 1999.

The Energy Equipment Group had a backlog of $1,660.6 at September 29, 2000, which represented a 5% increase from September 24, 1999, and a 15% increase from December 31, 1999. This increase has been negatively impacted by $106.0 because of the strengthening of the US Dollar. New orders booked for the nine-month period ended September 29, 2000 increased by 34% from the corresponding period in 1999, which reflects a demand for Heating Recovery Steam Generators (HRSG) and Selective Catalytic Reduction (SCR) units as well as its Circulating Fluidized Bed (CFB) boilers. Operating revenues for the nine-month period ended September 29, 2000 increased by 3%. Gross earnings from operations increased by $24.3 for the nine-month period ended September 29, 2000 compared with the same period ended September 24, 1999.

FINANCIAL CONDITION

Stockholders' equity for the nine-months ended September 29, 2000 decreased by $11.6. This decrease was due primarily to changes in the foreign currency translation adjustment of $31.5 and dividends paid of $7.3. These factors were partially offset by earnings of $27.2.

During the nine months ended September 29, 2000, additions to land, buildings and equipment were $39.1 as compared with $103.0 for the comparable period in 1999. Approximately $19.3 was invested in a waste-to-energy project in Italy during the first nine months of 2000.

Since December 31, 1999, long-term debt, including current installments and bank loans, increased by $28.0.

In the third quarter 1998, a subsidiary of the Corporation entered into a three-year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. The agreement contains certain covenants and provides for various events of termination. At September 29, 2000, $50.0 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade balance in the Consolidated Balance Sheet.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $143.6 at September 29, 2000, a decrease of $26.7 from fiscal year end 1999. Short-term investments decreased by $14.0 to $3.0. During the first nine months of fiscal 2000, the Corporation paid $7.3 in dividends to stockholders. Operating activities used $65.7 of cash.

Management of the Corporation believes that cash and cash equivalents of $143.6 and short-term investments of $3.0 at September 29, 2000, when combined with amounts available under its Revolving Credit Agreements and access to third-party financing in the capital markets will be adequate to meet its working capital and liquidity needs for the foreseeable future. During the second quarter of 1998, the Corporation filed a Registration Statement on Form S-3 relating to $300.0 of debt, equity, and other securities, $175.0 of which has been issued as of September 29, 2000.

The Corporation's liquidity has been negatively impacted by a number of claims relating to projects that have been affected by substantial scope of work changes and other adverse factors. These claims, which have accumulated over a period of time, aggregate to approximately $175,000 at September 29, 2000. While the future collections of these claims will increase cash inflows, the timing of collection of such claims is subject to uncertainty of recoverability as described in note 2 to the financial statements.

In the third quarter, a transaction was completed relating to the Petropower project in Chile, which was essentially a monetization of the projected future cash flows of the project. The transaction resulted in an increase of approximately $40.0 of limited recourse debt and a corresponding decrease of corporate debt.

The Corporation is reviewing various methods to monetize selected build, own and operate assets and will be concentrating on reducing both corporate and project debt and improving cash flow.

OTHER MATTERS

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

YEAR 2000 PLAN

The failure to correct a Year 2000 Problem could have resulted in an interruption in, or a failure of, certain normal activities or operations. Such failures were not expected to have a material adverse effect on the Corporation's results of operations and financial condition and no such effect has been experienced thus far. However, it is possible that interruptions might occur later in the year 2000, so the Corporation has kept its Business Continuation Plan in effect. Furthermore, although no claims have been asserted against the Corporation or its subsidiaries, it is possible that claims may yet be asserted. Therefore, the Corporation will continue to follow its liability management strategy until it concludes that any potential exposure from the year 2000 problem is minimal.

SAFE HARBOR STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements that are based on management's assumptions, expectations and projections about the various industries within which the Corporation operates. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Corporation cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially:

-- changes in the rate of economic growth in the United States and other major international economies,

--   changes in investment by the energy, power and environmental industries,

--   changes in regulatory environment, changes in project schedules,

--   changes in trade, monetary and fiscal policies worldwide,

--   currency fluctuations,

--   outcomes of pending and future litigation,

- protection and validity of patents and other intellectual property rights and

--   increasing competition by foreign and domestic companies.

For additional information about the Corporation, see the Corporation's reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

                            PART II OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

In the ordinary course of business, the Corporation and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Corporation by customers alleging deficiencies in either equipment design or plant construction. Based on its knowledge of the facts and circumstances surrounding such claims and of its insurance coverage for such claims, if any, management of the Corporation believes that the disposition of such suits will not result in charges against assets or earnings materially in excess of amounts previously provided for in the accounts.

The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970s and prior. As of September 29, 2000, there were approximately 91,800 claims pending. During 2000, approximately 34,900 new claims have been filed and approximately 16,700 were either settled or dismissed without payment. The Corporation has agreements with insurance carriers covering significantly more than a majority of the potential costs relating to these exposures. The Corporation has recorded an asset relating to probable insurance recoveries and a liability relating to probable losses. These assets and liabilities were estimated based on historical data developed in conjunction with outside experts. Management of the Corporation has carefully considered the financial viability and legal obligations of its insurance carriers and has concluded that except for those insurers that have become or may become insolvent, the insurers will continue to adequately fund claims and defense costs relating to asbestos litigation.

On November 30, 1999, the United States District Court for the Northern District of Texas handed down a final judgment in the case of KOCH ENGINEERING COMPANY, INC. ET AL VS. GLITSCH, INC., ET AL. Glitsch, Inc. (now known as Tray, Inc.) is an indirect subsidiary of the Corporation. This lawsuit, which claimed damages for patent infringement and trade secret misappropriations, has been pending for over 17 years. The judgment awarded compensatory damages of $20.8 million plus prejudgment interest in an amount yet to be calculated by the Court and punitive damages equal to 50% of compensatory damages. Tray, Inc. has been advised by its counsel that the Court's decision contains numerous legal and factual errors subject to reversal by an appeal. Various motions for relief from the judgment are pending before the trial court.

In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden Project. As a result, tipping fees at the Camden Project have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues are not expected to be sufficient to service the debt outstanding bonds, which were issued to construct the plant and to acquire a landfill for Camden County's use. The debt although reflected in the consolidated financial statements of the Corporation has been issued by the Pollution Control Financing Authority of Camden County. This debt is collateralized by a pledge of certain revenues and assets of the project but not the plant. The Corporation's obligation is to fund the debt to the extent the project generates a positive cash flow. The Corporation has filed suit, seeking, among other things, to void the applicable contracts and agreements governing the Camden Project. Pending final outcome of the litigation and results of legislative initiatives in New Jersey to resolve the issues relating to the debt obligations associated with the Camden Project, management believes that the plant will continue to operate at full capacity while earning sufficient revenues to cover its fees as operator of the plant. However, at the same time, management cannot determine the effect of these events on the Camden Project.

In 1996, the Corporation completed the construction of a recycling and waste-to-energy project located in the Village of Robbins, Illinois (the "Robbins Facility"). By virtue of the Robbins Facility qualifying under the Illinois Retail Rate Law as a qualified solid waste-to-energy facility, it was to receive electricity revenues projected to be substantially higher than the utility's "avoided cost". Under the Retail Rate Law, the utility was entitled to a tax credit against a state tax on utility gross receipts and invested capital. The State of Illinois (the "State") was to be reimbursed by the Robbins Facility for the tax credit beginning after the 20th year following the initial sale of electricity to the utility. The State repealed the Retail Rate Law insofar as it applied to the Robbins Facility. In October 1999, the Corporation reached an agreement (the "Robbins Agreement") with the holders of bonds issued by the Village of Robbins to finance the construction of the Robbins Facility (the "Bondholders"). As part of the Robbins Agreement, the Corporation agreed to continue to contest this repeal through litigation. Pursuant to the Robbins Agreement, the Corporation has also agreed that any proceeds of such litigation will be allocated in the following order of priority: (1) to redeem all of the outstanding 1999D Bonds, (2) to reimburse the Corporation for any amounts paid by it in respect of the 1999D Bonds (together with interest on the foregoing amounts at a rate of 10.6% per annum) and (3) to reimburse the Corporation for any costs incurred by it in connection with prosecuting the Retail Rate litigation (together with interest on the foregoing amounts at a rate of 10.6% per annum). Then, to the extent there are further proceeds, an amount equal to the amount distributed pursuant to the preceding clause (2) shall fund payments in respect of the Non-Recourse Robbins Bonds. Thereafter, 80% of any further proceeds shall fund payments on the Non-Recourse Robbins Bonds until an amount sufficient to repay such Bonds in full has been paid over, with the remaining 20% being paid over to the Corporation. After the foregoing payments shall have been made, any remaining proceeds shall be paid over to the Corporation.

On August 8, 2000, the Corporation initiated the final phase of its exit from the Robbins Facility. As part of the Robbins Agreement, the Corporation had agreed to operate the Robbins Facility for the benefit of the bondholders for no more than 2 years or earlier if a buyer could be found for the plant, subject to being reimbursed for all costs of operation. Such reimbursement did not occur and, therefore, under the Robbins Agreement, the Corporation on October 10, 2000, completed the final phase of its exit from the project. The Corporation had been administering the project companies through a Delaware business trust, which owns the project on behalf of the bondholders. As a result of its exit from the project, the Corporation is no longer administering the project companies and has no further involvement in the Robbins Facility.

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

Several of the Corporation's former subsidiaries associated with the Robbins Facility received a Complaint for Injunction and Civil Penalties from the State of Illinois, dated April 28, 1998 (amended in July 1998) alleging primarily state air violations at the Robbins Facility (PEOPLE OF THE STATE OF ILLINOIS V. FOSTER WHEELER ROBBINS, INC., filed in Circuit Court of Cook County, Illinois, County Department, Chancery Division). Although the complaint seeks substantial civil penalties for numerous violations of up to $50,000 for each violation, with an additional penalty of $10,000 for each day of each violation, the maximum allowed under the statute, and an injunction against continuing violations, the relevant subsidiaries have reached a staff-level agreement in principle with the state on a Consent Decree that will resolve all violations. The resulting penalty is not expected to be material. The United States Environmental Protection Agency commenced a related enforcement action at approximately the same time the State action began.

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

                                                 FOSTER WHEELER CORPORATION
                                                 --------------------------
                                                                 (Registrant)



Date:  NOVEMBER 10, 2000                          /S/ RICHARD J. SWIFT
      ---------------------                      -------------------------------
                                                 Richard J. Swift
                                                 (Chairman, President and
                                                        Chief Executive Officer)





Date:  NOVEMBER 10, 2000                         /S/ GILLES A. RENAUD
      ---------------------                      -------------------------------
                                                 Gilles A. Renaud
                                                 (Senior Vice President and
                                                        Chief Financial Officer)