Form 10-K
period 2000-12-29
FOSTER WHEELER CORP
filed 2001-03-06
CIK 38321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from .......... to ..........

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

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                      ----
                                 Title of Class

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

      As of February 23, 2001, 40,711,560 shares of the Registrant's Common Stock, excluding stock held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by nonaffiliates of the Registrant on such date was approximately $490,574,298 (based on the last price on that date of $12.05 per share).

      List hereunder the following documents if incorporated by reference, and the Part of the Form 10-K into which the document is incorporated:

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents if incorporated by reference, and the Part of the Form 10-K into which the document is incorporated:

      (1) Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2001 are incorporated by reference in Part III of this report.

                           FOSTER WHEELER CORPORATION

                          2000 Form 10-K Annual Report

                                Table of Contents


                        PART I

Item      1.   Business
          2.   Properties
          3.   Legal Proceedings
          4. Submission of Matters to a Vote of Security Holders Executive Officers of the Registrant

                        PART II

          5. Market for the Registrant's Common Equity and Related Stockholder Matters
          6.   Selected Financial Data
          7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          7A.  Quantitative and Qualitative Disclosures about Market Risk
          8.   Financial Statements and Supplementary Data
          9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

RECENT DEVELOPMENTS

On November 28, 2000, the Corporation's board of directors approved a reorganization that will effectively result in the Corporation becoming a Bermuda corporation rather than a New York corporation. The Corporation believes that a significant portion of its business is, and will be, generated from non-U.S. markets. This reorganization will provide financial and other business advantages that are not available under the current corporate structure. By aligning the structure with the business operations, it should promote operational efficiencies, including improvements in global cash management. The reorganization should provide a more favorable corporate and regulatory structure for expansion of current and future business opportunities. The reorganization may also facilitate access to financing sources outside of the United States and broaden the investor base by making the stock more attractive to non-U.S. investors. In addition, the reorganization should provide greater flexibility over the long-term in seeking to improve the worldwide effective tax rate.

Pursuant to the plan of reorganization, Foster Wheeler Corporation shareholders will receive the equivalent number of shares in the newly formed company, Foster Wheeler Ltd., organized in Bermuda. The shares will be listed on the New York Stock Exchange under "FWC", the same symbol under which the Corporation's common stock is currently listed. The proposed reorganization is subject to certain conditions to closing, including two-thirds approval by the shareholders. Additional information relating to the reorganization can be obtained by referring to the Corporation's Form S-4/A Registration No. 333-52468.

Commencing in fiscal 2000, the Power Systems Group has been combined with the Energy Equipment Group, where the rest of the Corporation's power expertise resides. All prior year's financial data have been adjusted to reflect this change. This unit will no longer develop waste-to-energy facilities in the United States.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:

See Note 20 to Financial Statements in this Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS:

The business of the Corporation and its subsidiaries falls within two business groups. The ENGINEERING AND CONSTRUCTION GROUP ("E&C Group") designs, engineers and constructs petroleum, chemical, petrochemical and alternative-fuels facilities and related infrastructure, including power generation and distribution facilities, production terminals, pollution control equipment and water treatment facilities and process plants for the production of fine chemicals, pharmaceuticals, dyestuffs, fragrances, flavors, food additives and vitamins. Also, the E&C Group provides a broad range of environmental remediation services, together with related technical, design and regulatory services. The ENERGY EQUIPMENT GROUP designs, manufactures and erects steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and other municipal solid waste, waste wood and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOx burners. Site services related to these products encompass plant erection, maintenance engineering, plant upgrading and life extension, and plant repowering. This Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, this Group builds, owns and operates cogeneration, independent power production and resource recovery facilities as well as facilities for the process and petrochemical industries. It generates revenues from construction and operating activities pursuant to long-term sale of project outputs (i.e., electricity and steam contracts), operating and maintenance agreements and from returns on its equity positions. This Group refinances its investment in selected projects from time to time when such refinancing will result in risk mitigation, a lower effective financing cost or a potential increased return on investment.

Foster Wheeler markets its services and products through a staff of sales and marketing personnel and through a network of sales representatives. The Corporation's businesses are not seasonal nor are they dependent on a limited group of customers. No single customer accounted for 10 percent or more of Foster Wheeler's consolidated revenues in fiscal 2000 or 1999; however, in 1998 one customer, Oman LNG, accounted for approximately 11%.

The materials used in Foster Wheeler's manufacturing and construction operations are obtained from both domestic and foreign sources. Materials, which consist mainly of steel products and manufactured items, are heavily dependent on foreign sources, particularly for overseas projects. Generally, lead-time for delivery of materials does not constitute a problem.

Foster Wheeler owns and licenses patents, trademarks and know-how which are used in each of its industry groups. Such licenses, patents and trademarks are of varying durations. Neither business group is materially dependent upon any particular or related patents, trademarks or licenses. Foster Wheeler has licensed companies throughout the world to manufacture marine and stationary steam generators and related equipment and certain of its other products. Principal licensees are located in Finland, Japan, the Netherlands, Italy, Spain, Portugal, Norway and England.

For the most part, Foster Wheeler's products are custom designed and manufactured and are not produced for inventory. Customers often make a down payment at the time a contract is executed and continue to make progress payments until the contract is completed and the work has been accepted as meeting contract guarantees.

For the most part, contracts are usually awarded on the basis of price, delivery schedule, performance and service.

Foster Wheeler had unfilled orders as of December 29, 2000 of $6,142,300,000 as compared to unfilled orders as of December 31, 1999 of $6,050,500,000. The elapsed time from the award of a contract to completion of performance may be up to four years. The dollar amount of unfilled orders is not necessarily indicative of the future earnings of the Corporation related to the performance of such work. Although unfilled orders represent only business which is considered firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of unfilled orders that will not be performed.

The unfilled orders by business group as of December 29, 2000 and December 31, 1999 are as follows:

                                                                         2000                   1999
                                                                         ----                   ----
Engineering and Construction....................................   $  4,534,600,000       $ 4,741,500,000
Energy Equipment................................................      1,727,400,000         1,445,800,000
Corporate and Financial Services (including eliminations).......       (119,700,000)         (136,800,000)
                                                                   ----------------       ---------------

                                                                   $  6,142,300,000       $ 6,050,500,000
                                                                   ================       ===============

Unfilled orders of projects at December 29, 2000 and December 31, 1999 consisted of:

                                                                           2000                   1999
                                                                           ----                   ----
Signed contracts.................................................     $ 5,619,300,000        $ 5,644,600,000
Letters of intent and contracts awarded but not finalized........         523,000,000            405,900,000
                                                                      ---------------        ---------------

                                                                      $ 6,142,300,000        $ 6,050,500,000
                                                                      ===============        ===============

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

Foster Wheeler is continually engaged in research and development efforts both in performance and analytical services on current projects and in development of new products and processes. During 2000, 1999 and 1998, approximately $12,000,000, $12,500,000 and $14,100,000 respectively, was spent on Foster
Wheeler sponsored research activities. During the same periods, approximately $27,600,000, $27,100,000 and $32,700,000, respectively, was spent on research activities that were paid for by customers of Foster Wheeler.

Foster Wheeler and its domestic subsidiaries are subject to certain Federal, State and Local environmental, occupational health and product safety laws. Foster Wheeler believes all its operations are in material compliance with such laws and does not anticipate any material capital expenditures or adverse effect on earnings or cash flows in maintaining compliance with such laws.

Foster Wheeler had 10,170 full-time employees on December 29, 2000. Following is a tabulation of the number of full-time employees of Foster Wheeler in each of its business groups on the dates indicated:

                                              December 29, December 31, December 25,
                                                 2000         1999         1998
                                                ------       ------       ------
Engineering and Construction ............        7,007        7,160        7,515
Energy Equipment ........................        3,141        3,035        3,575
Corporate and Financial Services ........           22           25           30
                                                ------       ------       ------

                                                10,170       10,220       11,120
                                                ======       ======       ======


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES:

See Note 20 to Financial Statements in this Form 10-K.

ITEM 2. PROPERTIES

   COMPANY AND
(BUSINESS SEGMENT*)
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

Livingston, New Jersey                   General office & engineering                 31.0 acres        288,000(1)

Union Township, New Jersey               Undeveloped                                 203.8 acres             --
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

Livingston, New Jersey                   Research center                               6.7 acres         51,355

Bedminster, New Jersey                   Office                                       10.7 acres        135,000(1)(2)

Bridgewater, New Jersey                  Undeveloped                                  21.9 acres             --(3)

FOSTER WHEELER ENERGY CORPORATION (EE)
Dansville, New York                      Manufacturing & offices                      82.4 acres        513,786

FOSTER WHEELER USA CORPORATION (EC)
Houston, Texas                           General offices                                      --        143,192          2001/2003

FOSTER WHEELER IBERIA, S.A.
Madrid, Spain (EC)/(EE)                  Office & engineering                          5.5 acres        110,000          2015
Tarragona, Spain (EE)                    Manufacturing & office                       12.0 acres         77,794

FOSTER WHEELER FRANCE, S.A. (EC)
Paris, France                            Office & engineering                                 --        109,029          2006
Paris, France                            Archive storage space                                --         12,985          2006

FOSTER WHEELER INTERNATIONAL CORP. (THAILAND BRANCH) (EC)
Sriracha, Thailand                       Office & engineering                                 --         28,000          2003

FOSTER WHEELER CONSTRUCTORS, INC. (EC)
McGregor, Texas                          Storage facilities                           15.0 acres         24,000
Mobile (Chickasaw),                      Storage and                                   6.5 acres        125,000          2001
    Alabama                               fabrication

FOSTER WHEELER LIMITED (ENGLAND) (EC)
Glasgow, Scotland                        Office & engineering                          2.3 acres         28,798

Reading, England                         Office & engineering                                 --         84,123(1)       2002/2009



   COMPANY AND
(BUSINESS SEGMENT*)
                                                                                                   BUILDING             LEASE
LOCATION                                                     USE                   LAND AREA       SQUARE FEET          EXPIRES
--------                                                     ---                   ---------       -----------          -------
Reading, England                          Office & engineering                      14.0 acres          365,521         2024

Reading, England                          Undeveloped                               12.0 acres               --

Teeside, England                          Office & engineering                              --           18,100         2001/2014

FOSTER WHEELER LIMITED (CANADA) (EE)
Niagara-On-The-Lake, Ontario              Office & engineering                              --           39,684         2003

FOSTER WHEELER ANDINA, S.A. (EC)
Bogota, Colombia                          Office & engineering                       2.3 acres           26,000

FOSTER WHEELER POWER MACHINERY COMPANY LIMITED (EE)
Xinhui, Guangdong, China                  Manufacturing & office                    29.2 acres          272,537(4)      2045

FOSTER WHEELER ITALIANA, S.P.A. (EC)
Milan, Italy (via S. Caboto,1)            Office & engineering                              --          161,400         2007

Milan, Italy (via S. Caboto,7)            Office & engineering                              --          133,000         2002

BIRLESIK INSAAT VE MUHENDISLIK A.S. (BIMAS) (EC)
Istanbul, Turkey                          Engineering & office                              --           26,000         2002

FOSTER WHEELER EASTERN PRIVATE LIMITED (EC)
Singapore                                 Office & engineering                              --           29,196         2002

FOSTER WHEELER ENVIRONMENTAL CORPORATION (EC)
Atlanta, Georgia                          General offices                                   --           15,623         2004

Bothell, Washington                       General offices                                   --           29,650         2005

Boston, Massachusetts                     General offices                                   --           19,460         2005

Lakewood, Colorado                        General offices                                   --           19,140         2005

Langhorne, Pennsylvania                   General offices                                   --           18,202         2005

Morris Plains, New Jersey                 General offices                                   --           55,931         2005

Oak Ridge, Tennessee                      General offices                                   --           17,970         2004

Richland, Washington                      General offices                                   --           10,404         2002

Santa Ana, California                     General offices                                   --           12,660         2005

FOSTER WHEELER POWER SYSTEMS, INC. (EE)

Martinez, California                      Cogeneration plant                         6.4 acres               --



   COMPANY AND
(BUSINESS SEGMENT*)
                                                                                                   BUILDING             LEASE
LOCATION                                                     USE                   LAND AREA       SQUARE FEET          EXPIRES
--------                                                     ---                   ---------       -----------          -------
Mt. Carmel, Pennsylvania                  Cogeneration plant                         105.0 acres             --         2010



Charleston, South Carolina                Waste-to-energy plant                       18.0 acres             --         2010

Hudson Falls, New York                    Waste-to-energy plant                       11.2 acres             --

Camden, New Jersey                        Waste-to-energy plant                       18.0 acres             --         2011


Talcahuano, Chile                         Cogeneration plant-facility site            21.0 acres             --         2028
                                          Hydrogen plant-facility site                 1.4 acres                        2013

Paraquana, Venezuela                      Hydrogen plant
                                               Facility site                           3.9 acres             --         2013

FOSTER WHEELER ENERGIA OY (EE)
Varkhaus, Finland                         Manufacturing & offices                     22.0 acres        366,527

Karhula, Finland                          Research center                             12.8 acres         15,100         2095
                                          Office and laboratory                                          57,986         2095

Kaarina, Finland                          Office                                              --         24,762         2002

Helsinki, Finland                         Office                                              --         13,904         2005

Kouvola, Finland                          Undeveloped                                  1.9 acres             --         --
                                          Office                                       1.5 acres             --         2032

Norrkoping, Sweden                        Manufacturing & offices                             --         26,000         2002

FOSTER WHEELER ENERGY FAKOP LTD. (EE)
Sosnowiec, Poland                         Manufacturing & offices                     31.7 acres        544,600(5)

*Designation of Business Segments:          EC  - Engineering and Construction
                                            EE  - Energy Equipment
                                            CF -  Corporate & Financial Services

                             (1) Portion or entire facility leased or subleased.
                             (2) 50% ownership interest.
                             (3) 75% ownership interest.
                             (4) 52% ownership interest.
                             (5) 51% ownership interest.


With the exception of the New York office of the Corporation, locations of less than 10,000 square feet are not listed. Except as noted above, the properties set forth are owned in fee. All or part of listed locations may be leased or subleased to other affiliates. All properties are in good condition and adequate for their intended use.

ITEM 3. LEGAL PROCEEDINGS

The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous asbestos related lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970's and prior. For additional information, see Note 16 to the Financial Statements in this Form 10-K.

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

The Corporation currently owns and operates industrial facilities and has also transferred its interests in industrial facilities that it formerly owned or operated. It is likely that as a result of its current or former operations, such facilities have been impacted by hazardous substances. The Corporation is not aware of any conditions at its currently owned facilities in the United States that it expects will cause the Corporation to incur material cost.

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

The Corporation has been notified that it was a potentially responsible party ("PRP") under CERCLA or similar state laws at three off-site facilities. At each of these sites, the Corporation's liability should be substantially less than the total site remediation costs because the percentage of waste attributable to the Corporation compared to that attributable to all other PRPs is low. The Corporation does not believe that its share of cleanup obligations at any of the three off-site facilities as to which it has received a notice of potential liability will individually exceed $1.0 million.

Several of the Corporation's former subsidiaries associated with a waste-to-energy plant located in the Village of Robbins, Illinois (the "Robbins Facility") received a Complaint for Injunction and Civil Penalties from the State of Illinois, dated April 28, 1998 (amended in July 1998) alleging primarily state air act violations at the Robbins Facility (PEOPLE OF THE STATE OF ILLINOIS V. FOSTER WHEELER ROBBINS, INC. filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division). The United States Environmental Protection Agency commenced a related enforcement action at approximately the same time. (EPA-5-98-IL-12 and EPA-5-98-IL-13). Although the actions seek substantial civil penalties for numerous violations of up to $50,000 for each violation with additional penalty of $10,000 for each day of each violation, the maximum allowed under the statute, and an injunction against continuing violations, the former subsidiaries have a staff-level agreement in principle with the government on a Consent Decree that will resolve all violations. The Corporation's liability if any, is not expected to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G (3) of Form 10-K information regarding executive officers is included in PART I.

The executive officers of Foster Wheeler, with the exception of Gilles A. Renaud, have each held executive positions with Foster Wheeler or its subsidiaries for more than the past five years.

   NAME                  AGE                            POSITION
   ----                  ---                            --------
Richard J. Swift         56        Chairman, President and Chief Executive Officer

Henry E. Bartoli         54        Senior Vice President - Energy Equipment Group

John C. Blythe           53        Senior Vice President - Engineering and Construction Group

Gilles A. Renaud         54        Senior Vice President and Chief Financial Officer

Thomas R. O'Brien        62        General Counsel and Senior Vice President - Corporate Affairs

Lisa Fries Gardner       44        Vice President, Secretary and Chief Compliance Officer

Robert D. Iseman         53        Vice President and Treasurer

James E. Schessler       55        Vice President - Human Resources and Administration

Mr. Gilles A. Renaud was elected Senior Vice President and Chief Financial Officer of the Corporation effective March 27, 2000. Prior to assuming this position with the Corporation, Mr. Renaud was Vice President and Treasurer of United Technologies Corporation from July 1996 to March 2000. From September 1987 to June 1996, Mr. Renaud was Vice President and Chief Financial Officer of Carrier Corporation, a subsidiary of United Technologies Corporation.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Corporation's common stock is traded on the New York Stock Exchange. The number of stockholders of record as of December 29, 2000 was 6,464.

                                                                                   THREE MONTHS ENDED
                                                                    -----------------------------------------------
2000                                                                MARCH 31       JUNE 30    SEPT. 29      DEC. 29
----                                                                --------       -------    --------      -------
Cash dividends per share..................................             .06          .06         .06            .06

Stock prices:
   High...................................................            9.50         9.4375      8.8125         8.4375
   Low....................................................            5.1875       5.8125      6.25           3.9375

                                                                                   THREE MONTHS ENDED
                                                                    -----------------------------------------------
 1999                                                                MARCH 26       JUNE 25    SEPT. 24      DEC. 31
----                                                                --------       -------    --------      -------
Cash dividends per share..................................             .21           .21         .06           .06

Stock prices:
   High...................................................           14.625        16.0625     14.6875       12.1875
   Low....................................................           11.6875       12.0625     11.50          7.875

ITEM 6.  SELECTED FINANCIAL DATA

                        COMPARATIVE FINANCIAL STATISTICS
                    (In Thousands, Except per Share Amounts)

                                                            2000           1999           1998**         1997**         1996**
                                                            ----           ----           ------         ------         ------
Revenues ..............................................  $3,969,355     $3,944,074     $4,596,992     $4,172,015      $4,040,611
Provision for special charges .........................           -              -              -              -          24,000
Earnings/(loss) before income taxes ...................      56,023       (190,526) (1)    47,789 (2)     19,516 (3)(4)  126,866 (5)
Provision/(benefit) for income taxes ..................      16,529        (46,891) (1)    79,295 (2)     13,892 (3)(4)   44,626 (5)
Net earnings/(loss) ...................................      39,494       (143,635) (1)   (31,506)(2)      5,624 (3)(4)   82,240 (5)
Earnings/(loss) per share:
   Basic ..............................................  $      .97     $    (3.53)    $     (.77)    $      .14      $     2.03
   Diluted ............................................  $      .97     $    (3.53)    $     (.77)    $      .14      $     2.02
Shares outstanding:
   Basic:
Weighted average number of shares outstanding .........      40,798         40,742         40,729         40,677          40,592
   Diluted:
      Effect of stock options .........................           7              *              *            127             167
                                                         ----------     ----------     ----------     ----------      ----------
   Total diluted ......................................      40,805         40,742         40,729         40,804          40,759
                                                         ==========     ==========     ==========     ==========      ==========

Current assets.........................................  $1,622,976     $1,615,096     $1,672,842     $1,545,271      $1,762,448
Current liabilities....................................   1,454,603      1,471,552      1,491,666      1,412,302       1,441,894
Working capital........................................     168,373        143,544        181,176        132,969         320,554
Land, buildings and equipment (net)....................     495,034        648,199        676,786        621,336         638,736
Total assets...........................................   3,477,528      3,438,109      3,322,301      3,186,731       3,403,587
Bank loans.............................................     103,479         63,378        107,051         53,748          52,278
Long-term borrowings (including current installments):
   Corporate and other debt ...........................     306,188        372,921        541,173        445,836         441,399
   Project debt .......................................     274,993        349,501        314,303        281,360         289,721
Cash dividends per share of common stock ..............       $ .24          $ .54          $ .84          $.835            $.81

Other data:
Unfilled orders, end of year ..........................  $6,142,347     $6,050,525     $7,411,907     $7,184,628      $7,135,413
New orders booked .....................................   4,480,000      3,623,202      5,269,398      5,063,940       5,570,333


(1) Includes in 1999 a provision of $37,600 ($27,600 after tax) for cost realignment and a charge totaling $244,600 ($173,900 after tax) of which $214,000 relates to the Robbins Facility write-down and $30,600 relates to the current year operations of the Robbins Facility.
(2) Includes in 1998 a charge for the Robbins Facility of $72,800 ($47,300 after tax) of which $47,000 relates to the Robbins Facility write-down and $25,800 relates to the current year operations and a provision of $61,300 for an increase in the income tax valuation allowance for a total after-tax charge of $108,600.
(3) Includes in 1997 a net charge of $50,900 ($37,400 after tax) consisting of the following pretax items: Gain on sale of Glitsch International, Inc.'s operations $56,400; provision for reorganization costs of the Energy Equipment Group $32,000; write-downs of long-lived assets $6,500; contract write-downs $24,000 (Engineering & Construction Group) and $30,000 (Energy Equipment Group); realignment of the Engineering & Construction Group's European operations $14,800.
(4) Includes in 1997 an operating loss for the Robbins Facility of $38,900 ($25,300 after tax).
(5) Includes in 1996 a provision of $24,000 ($15,600 after tax) for asbestos claims.

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

THREE YEARS ENDED DECEMBER 29, 2000
RESULTS OF OPERATIONS

                                                        CONSOLIDATED DATA
                                                    2000      1999      1998
                                                    ----      ----      ----
Unfilled orders...............................    $6,142.3  $6,050.5  $7,411.9
New orders....................................     4,480.0   3,623.2   5,269.4
Revenues......................................     3,969.4   3,944.1   4,597.0

Net earnings/(loss)...........................        39.5    (143.6)    (31.5)
Earnings/(loss) per share:
     Basic and diluted........................         .97     (3.53)     (.77)

The transactions related to the Robbins Facility had a significant adverse impact on the Corporation's results of operations in 1999 and 1998. The table below reflects the Corporation's results excluding the impact of losses related to the Robbins Facility and the 1999 cost realignment plans:

                                              2000         1999          1998
                                             -------      -------       -------
EARNINGS/(LOSS) BEFORE INCOME
     TAXES AS REPORTED ................      $  56.0      $(190.5)      $  47.8

Adjusted for:
     Robbins ..........................         --          244.6          72.8
     Cost realignment plan ............         --           37.6          --
                                             -------      -------       -------
As adjusted ...........................      $  56.0      $  91.7       $ 120.6
                                             =======      =======       =======

NET EARNINGS/(LOSS) AS REPORTED .......      $  39.5      $(143.6)      $ (31.5)

Adjusted for:
     Robbins ..........................         --          173.9 *       108.6 *
     Cost realignment plan ............         --           27.6          --
                                             -------      -------       -------
As adjusted ...........................      $  39.5      $  57.9       $  77.1
                                             =======      =======       =======

* Includes in 1999 and 1998 a tax valuation allowance of $15.0 and $61.3, respectively.

The Corporation's continuing business strategy is to maintain focus on its core business segments in engineering and construction and energy equipment. In order to remain competitive in these segments while improving margins, during 1999 and 2000 the Corporation reduced costs through staff reduction and closure of some smaller operating facilities. These changes included the reduction of approximately 1,600 permanent positions, including 500 overhead and other support positions from its worldwide workforce. In addition, approximately 800 agency personnel within the Engineering & Construction Group were eliminated during the course of fiscal 1999. The positions eliminated included engineering, clerical, support staff and manufacturing personnel.

In connection with this cost realignment plan, the Corporation recorded charges in the third quarter of 1999 of approximately $37.6 ($27.6 after-tax). The pre-tax charge by group was as follows: $19.6 for Engineering & Construction, $2.5 for Energy Equipment and $15.5 for Corporate and Financial Services. Approximately $22.6 represented employee severance costs. The related benefits and the balance represented asset write-downs and provisions for closing some offices. The plan was completed prior to the end of the first quarter 2000, with no additional charges being recorded.

On October 21, 1999, the Corporation announced it had reached an agreement (the "Robbins Agreement") with the holders of approximately 80% of the principal amount of bonds issued in connection with the financing of the Robbins Facility. Under the Robbins Agreement, the $320.0 aggregate principal amount of existing bonds were exchanged for $273.0 aggregate principal amount of new bonds on February 3, 2000, $113.0 of which (the "Corporation-supported Robbins Bonds") will be funded by payments from the Corporation and the balance of which (the "Non-recourse Robbins Bonds") will be non-recourse to the Corporation. In addition, pursuant to the Robbins Agreement the Corporation would exit from its operating role in respect to the Robbins Facility.

Specific elements of the Robbins Agreement were as follows:

- The new Corporation-supported Robbins Bonds consist of (a) $95.0 aggregate principal amount of 7.25% amortizing terms bonds, $17.8 of which mature on October 15, 2009 and $77.2 of which mature on October 15, 2024 (see Note 9 for sinking fund requirements) and (b) $18.0 aggregate principal amount of 7% accretion bonds maturing on October 15, 2009 with all interest to be paid at maturity (the "1999D Bonds");

- The Corporation agreed to operate the Robbins Facility for the benefit of the bondholders until the earlier of the sale of the Robbins Facility or October 15, 2001, on a full-cost reimbursable basis with no operational or performance guarantees;

- Any remaining obligations of the Corporation under a $55.0 additional credit support facility in respect of the existing bonds were terminated;

- The Corporation would continue to prosecute certain pending litigation (the "Retail Rate Litigation") against various officials of the State of Illinois; (See Note 16 to Financial Statements, "Litigation and Uncertainties," below) and

- The Corporation would cooperate with the bondholders in seeking a new owner/operator for the Robbins Facility.

On December 1, 1999, three special purpose subsidiaries of the Corporation commenced reorganization proceedings under Chapter 11 of the Bankruptcy Code in order to effectuate the terms of the Robbins Agreement. On January 21, 2000, these subsidiaries' plan of reorganization was confirmed, and the plan was consummated on February 3, 2000.

On August 8, 2000, the Corporation initiated the final phase of its exit from the Robbins Facility. As part of the Robbins Agreement, the Corporation had agreed to operate the Robbins Facility subject to being reimbursed for all costs of operation. Such reimbursement did not occur and, therefore, pursuant to the terms of the Robbins Agreement, the Corporation on October 10, 2000, completed the final phase of its exit from the project. The Corporation had been administering the project companies through a Delaware business trust, which owns the project on behalf of the bondholders. As a result of its exit from the project, the Corporation is no longer administering the project companies.

In the fourth quarter of 1999, the Corporation recorded a pre-tax charge of approximately $214.0. This charge fully recognized all existing obligations of the Corporation related to the Robbins Facility, including (a) pre-paid lease expense of $45.6, (b) $20.4 of outstanding bonds issued in conjunction with the equity financing of the Robbins Facility and (c) transaction expenses of $4.5. The liability for all of the Corporation-supported bonds were recorded at the net present value of $133.4 with $113.0 being subordinated obligations and $20.4 as senior Corporation obligations. The Corporation is considered to be the primary obligor on these bonds. The ongoing legal expenses relating to the Retail Rate Litigation (See Note 16 to Financial Statements, "Litigation and Uncertainties,") are expensed as incurred.

In the third quarter of 1998 the Corporation recorded a charge of $47.0 for asset impairments relating to the Robbins Facility, which was included in the $72.8 losses for 1998.

The Corporation's consolidated unfilled orders at the end of fiscal 2000 were $6,142.3, an increase of $91.8 over the amount reported for the end of fiscal 1999 of $6,050.5, which in turn represented a decrease of $1,361.4 from unfilled orders at the end of fiscal 1998 of $7,411.9. The dollar amount of unfilled orders is not necessarily indicative of the future earnings of the Corporation related to the performance of such work. Although unfilled orders represent only business which is considered firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of unfilled orders which may not be performed. Unfilled orders have been adjusted to reflect project cancellations, deferrals, and revised project scopes and costs. The net reduction in unfilled orders from project adjustments and cancellations for fiscal 2000 was $279.9, compared with $880.1 in fiscal 1999 and $638.1 in fiscal 1998. The large size and uncertain timing of projects can create variability in the Corporation's contract awards, and therefore, future award trends are difficult to predict.

New orders awarded for fiscal 2000 ($4,480.0) were 24% higher than new orders awarded in fiscal 1999 ($3,623.2), which in turn were 31% lower than new orders awarded in fiscal 1998 ($5,269.4). A total of 63% of new orders in fiscal 2000 were for projects awarded to the Corporation's subsidiaries located outside of the United States as compared to 55% in fiscal 1999 and 52% in fiscal 1998. Key geographic regions outside of the United States contributing to new orders awarded in fiscal 2000 were Europe, Asia and the Middle East.

Operating revenues of $3,891.4 in fiscal 2000 were approximately the same as 1999. The 1999 revenues of $3,867.0 were a decrease of $669.8 compared to fiscal 1998.

Gross earnings from operations, which are equal to operating revenues minus the cost of operating revenues ("gross earnings") increased $28.4 or 9.5% in fiscal 2000 as compared to fiscal 1999, to $326.2 from $297.8, which was a decrease of approximately 20% from fiscal 1998. The gross earnings in 1999 were reduced by
(1) Robbins operating loss of $23.5 and (2) cost realignment of $17.5. Excluding these two adjustments, gross earnings decreased by $12.6 (3.7%) in 2000 compared to 1999.

Selling, general and administrative expenses decreased $16.2, or 6.9% in fiscal 2000 as compared to fiscal 1999 to $219.4 from $235.6, which in turn represented a decrease of $17.8 from expenses reported in fiscal 1998 of $253.4. The decrease for 2000 can be attributed primarily to the cost reduction plan of 1999 as well as lower proposal costs in both the Engineering and Construction and Energy Equipment Groups. The decrease in 1999 was mainly a result of lower proposal costs for the Energy Equipment Group.

Other income in fiscal 2000 of $78.0 was approximately the same as fiscal 1999. Other income of $77.0 for fiscal 1999 was an increase of $16.8 from 1998. The increase in 1999 can be attributed to a gain on the sale of a building in San Diego, California offset by lower interest income. The increase in 2000 relates to various items including equity earnings from unconsolidated subsidiaries.

Other deductions in fiscal 2000 increased by $11.5 from fiscal 1999. The primary reason for the increase was higher interest expense of $12.5; a provision for liability resulting from a decision by a French court on a legal matter regarding a former French subsidiary for which Foster Wheeler indemnified the purchaser of $6.0; write-off of notes receivables on previous sale of a subsidiary of $2.7 and additional goodwill amortization of $2.2. In 1999 there was a reserve for cost reduction included in other deductions of $15.0, which was non-recurring in 2000.

The tax provision for fiscal 2000 was $16.5 on earnings before tax of $56.0. The low effective tax rate of 29.5% was primarily due to non-recurring one time foreign tax benefits. The tax benefit for fiscal 1999 was $46.9 on losses before income taxes of $190.5. The low effective tax rate benefit of 24.6% was primarily due to an increase of $15.0 in the valuation allowance of which $10.0 related to federal income taxes and $5.0 to state income taxes. The high effective tax rate for fiscal 1998 of 165.9% was related to an increase in the valuation allowance of $61.3. Both the 1999 and 1998 valuation allowance adjustments were caused by losses related to the Robbins Facility and their impact on the realizability of tax benefits in the future.

The net earnings for fiscal 2000 were $39.5 or $.97 diluted per share. The net loss for fiscal 1999 was $(143.6) or $(3.53) diluted per share, which included net losses for the Robbins Facility of $173.9 (write-down - $154.0 and operating losses - $19.9) and cost realignment of $27.6. The net loss for fiscal 1998 was $(31.5) or $(.77) diluted per share, which included net losses for Robbins Facility of $47.3 and the related increase in the tax valuation allowance of $61.3.

ENGINEERING AND CONSTRUCTION GROUP

                                                 2000         1999        1998
                                                 ----         ----        ----
         Unfilled orders.....................  $4,534.6     $4,741.5    $5,867.8
         New orders..........................   3,094.6      2,752.2     4,329.1
         Operating revenues..................   2,933.1      2,975.5     3,422.3
         Gross earnings from operations......     184.7        189.6       206.3

The E&C Group's unfilled orders at the end of fiscal 2000 decreased 4% from the end of fiscal 1999, which in turn represented a 19% decrease from unfilled orders at the end of fiscal 1998.

New orders awarded to the E&C Group in fiscal 2000 increased by 12.4% compared to fiscal 1999. The most significant increases were in the United Kingdom and Italy. The 1999 new orders were a decrease of 36% from 1998.

The E&C Group reported a slight decrease in operating revenues in fiscal 2000 as compared to fiscal 1999, which in turn represented a 13% decrease from fiscal 1998. The decrease in 1999 operating revenues was due to decreased activities in the United States, United Kingdom and Italy offset by an increase in France.

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

The E&C Group's gross earnings decreased $4.9 in fiscal 2000 as compared with fiscal 1999 or 2.6%, which in turn represented a decrease of 8% from gross earnings in fiscal 1998. The decrease in 2000 is primarily due to activities in the United Kingdom and Continental Europe. The decrease in fiscal 1999 can be attributed to the cost realignment plan of $14.6. Without the cost realignment plan, gross earnings would have been $204.2, a decrease from fiscal 1998 of $2.1.

ENERGY EQUIPMENT GROUP (EXCLUDING THE ROBBINS FACILITY)

Commencing in fiscal 2000, the Power Systems Group has been combined with the Energy Equipment Group, where the rest of the Corporation's power expertise resides. The prior years financial data have been adjusted to reflect this change. This unit will no longer develop waste-to-energy facilities in the United States.

As previously disclosed, the Corporation has reviewed various methods of monetizing selected power systems facilities. Based on current economic conditions, the Management concluded that it would continue to operate the facilities in the normal course of business. Management has reviewed these facilities for impairment on an undiscounted cash flow basis and determined that no adjustment to the carrying amounts is required. However, if conditions were to change, monetization might again become a viable option. It is possible that the amounts realized could differ materially from the balances in the financial statements.

                                                 2000       1999        1998
                                                 ----       ----        ----
         Unfilled orders.....................  $1,727.4   $1,445.8    $1,572.6
         New orders..........................   1,468.7    1,045.9     1,024.2
         Operating revenues..................   1,057.4      982.5     1,240.8
         Gross earnings from operations......     139.7      129.7       183.5

The Energy Equipment Group's unfilled orders increased $281.6 at the end of fiscal 2000, representing a 19.5% increase from fiscal 1999, which in turn represented an 8% decrease from unfilled orders at the end of fiscal 1998.

New orders for fiscal 2000 increased $422.8 or 40.4% from fiscal 1999. This increase can be attributed to demand for Heat Recovery Steam Generators (HRSG) and Selective Catalytic Reduction (SCR) units as well as its Circulating Fluidized Bed (CFB) boilers. The increase in new orders for fiscal 1999 represented a change of 2.1% from 1998.

Operating revenues for fiscal 2000 increased $74.9 or 7.6% from fiscal 1999, which relates to the increase in new orders. The decrease of $258.3 in fiscal 1999 versus fiscal 1998 can be attributed to the lower number of contract awards in 1998.

The gross earnings from operations increased $10.0 or 7.7% from fiscal 1999, which is in line with the increase in operating revenues. The decrease of $53.8 or 29.3% in fiscal 1999 as compared to fiscal 1998 was due primarily to (1) cost realignment plan of $2.5, (2) lower revenues resulting in reduced gross earnings in 1999 of approximately $30.0 and (3) a provision of approximately $10.0 relating to several projects.

RESEARCH AND DEVELOPMENT

The Corporation is continually engaged in research and development efforts, both in performance and analytical services on current projects and in development of new products and processes. During fiscal years 2000, 1999 and 1998, approximately $12.0, $12.5 and $14.1, respectively, were spent on Corporation-sponsored research activities. During the same periods, approximately $27.6, $27.1 and $32.7, respectively, were spent on customer-sponsored research activities that were paid for by customers of the Corporation.

FINANCIAL CONDITION

Stockholders' equity at the end of fiscal 2000 was $364.1 as compared to $375.9 at the end of fiscal 1999 and $572.1 at the end of fiscal 1998. The decrease for 2000 relates to a change in the accumulated translation adjustment of $20.0; a net minimum pension liability adjustment of $21.5 included in Other Comprehensive Loss and dividend payments of $9.8 which were offset by earnings for the year of $39.5. The decrease for 1999 of $196.2 was due to the net loss of $143.6 due primarily to losses in respect of the Robbins Facility and cost realignment, the payment of dividends of $22.0 and a change in the accumulated translation adjustment of $30.9.

For fiscal 2000, 1999 and 1998, investments in land, buildings and equipment were $45.8, $128.1 and $133.8, respectively. The reduction in 2000 primarily relates to lower activity in build, own and operate plants, which is in line with the previously announced repositioning plan for these types of plants. Capital expenditures will continue to be directed primarily toward strengthening and supporting the Corporation's core businesses.

Corporate and other debt, special purpose project debt and bank loans net of cash and short term investments decreased by $109 during the fiscal year. This was accomplished primarily by the sale of a 50 percent interest in a waste-to-energy facility in Italy. Also, the Corporation entered into a sale/leaseback of an office building in Spain; gross proceeds were approximately $21.0. In 1999, the Corporation issued Preferred Trust Securities the proceeds of which were used to reduce the Corporation's indebtedness under its senior credit facilities. In 1999, the Corporation entered into a sale/leaseback of an office building in the United Kingdom; gross proceeds were $126.8. In 1998, the Corporation made the final payment of $22.0 on 8.58% unsecured promissory private placement notes.

In the third quarter of 1998, a subsidiary of the Corporation entered into a three-year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The credit risk of uncollectible accounts receivable has been transferred to the purchaser. The Corporation services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other deductions, in the Consolidated Statement of Earnings and Comprehensive Income. The agreement contains certain covenants and provides for various events of termination. As of December 29, 2000, $50.0 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade balance in the Consolidated Balance Sheet. The Corporation anticipates that this agreement will be renewed at the end of its term.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents amounted to $191.9 at December 29, 2000, an increase of $21.6 from the prior fiscal year-end. Short-term investments decreased $15.2 to $1.8 at the end of 2000. During fiscal 2000, the Corporation paid $9.8 in stockholder dividends, repaid long-term debt by $88.2, off-set by proceeds of short and long-term debt of $88.0 and funded other operating requirements.

During fiscal 2000, cash flows used for operating activities totaled $16.7 while in fiscal 1999, cash flows used by operating activities amounted to $5.6. The increase of $11.1 is primarily due to a higher use of cash by the Engineering and Construction Group-$60.0 and the Corporate and Financial Services Group-$90.9 offset by the change in the Energy Equipment Group of $139.8. During fiscal 1999, cash flows used for operating activities totaled $5.6, while in fiscal 1998, cash flows used by operating activities amounted to $59.1. This reduction of $53.5 was primarily due to increased cash provided or lower uses by the Energy Equipment Group-$125.0 and Corporate and Financial Services-$58.1 offset by higher uses of cash by the Engineering and Construction Group-$129.6. The Corporation's working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of the Corporation's contracts. Working capital needs have increased during the past several years as a result of the Corporation's satisfying requests from its customers for more favorable payment terms under contracts. Such requests generally include reduced advance payments and less favorable payment schedules to the Corporation.

The Corporation's contracts in process and inventories increased by $44.3 during 2000 from $420.0 at December 31, 1999, to $464.3 at December 29, 2000. This
increase can be attributed to contract activity in the Engineering and Construction Group of $40.3 and $7.5 in the Energy Equipment Group. In addition, accounts receivable decreased by $29.7 in fiscal 2000 to $889.2 from $918.9 in fiscal 1999.

As at December 29, 2000, the Corporation could issue up to $125.0 of securities under an existing shelf registration statement of borrowing authority. On January 13, 1999 FW Preferred Capital Trust I, a Delaware Business Trust issued $175.0 in Preferred Trust Securities. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year, beginning April 15, 1999. The maturity date is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004. The proceeds were used to reduce borrowing under the Corporation's Revolving Credit Agreements. See Note 8 to this Form 10-K for further information regarding the Corporation's Revolving Credit Agreements.

Management of the Corporation believes that cash and cash equivalents on hand and short-term investments of $193.7 at December 29, 2000 when combined with cash flows from operating activities, amounts available under its Revolving Credit Agreements and access to third-party financing in capital markets will be adequate to meet its working capital and liquidity needs for the foreseeable future.

The Corporation's liquidity has been negatively impacted by a number of claims to customers relating to projects that have been affected by a substantial scope of work changes and other adverse factors. The net exposure associated with these claims, which has accumulated over a period of time, approximates $175.0 at December 29, 2000. While the future collections of these claims will increase cash inflows, the timing of collection of such claims and recoverability is subject to uncertainty as described in Note 1 to the Financial Statements in this Form 10-K.

In the fourth quarter, a subsidiary of the Corporation sold 50 percent of its interest in Lomellina Energia S.r.l., a waste-to-energy facility located in northern Italy. Including debt deconsolidation, the transaction reduced the Company's net debt by approximately $130.0.

In the third quarter of 2000, a transaction was completed relating to the Petropower project in Chile, which was essentially a monetization of the projected future cash flows of the project. The transaction resulted in an increase of approximately $42.5 of limited recourse debt and a similar decrease of corporate debt.

The Corporation is reviewing various methods of monetizing certain assets in order to concentrate on reducing both corporate and project debt and improving cash flow.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (MILLIONS OF DOLLARS)

Management's strategy for managing transaction risks associated with currency fluctuations is for each operating unit to enter into derivative transactions, such as forward foreign exchange agreements, to hedge its exposure on contracts into the operating unit's functional currency. The Corporation utilizes all such financial instruments solely for hedging. Corporate policy prohibits the speculative use of such instruments. The Corporation is exposed to credit loss in the event of nonperformance by the counter parties to such financial instruments. To minimize this risk, the Corporation enters into these financial instruments with financial institutions that are primarily rated A or better by Standard & Poor's or A2 or better by Moody's. Management believes that the geographical diversity of the Corporation's operations mitigates the effects of the currency translation exposure. No significant unhedged assets or liabilities are maintained outside the functional currency of the operating subsidiaries. Accordingly, translation exposure is not hedged.

Interest Rate Risk - The Corporation is exposed to changes in interest rates primarily as a result of its borrowings under its Revolving Credit Agreements and its variable rate project debt. If market rates average 1% more in 2001 than in 2000, the Corporation's interest expense would increase, and income before tax would decrease by approximately $3.8. This amount has been determined by considering the impact of the hypothetical interest rates on the Corporation's variable-rate balances as of December 29, 2000. In the event of a significant change in interest rates, management would likely take action to further mitigate its exposure to the change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Corporation's financial structure.

Foreign Currency Risk - The Corporation has significant overseas operations. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. This results in a mitigation of the potential impact of earnings fluctuations as a result of changes in foreign exchange rates. In addition in order to further mitigate risks associated with foreign currency fluctuations, the affiliates of the Corporation enter into foreign currency exchange contracts to hedge the exposed contract value back to their functional currency. As of year end 2000, the Corporation had $504.8 of foreign exchange contracts outstanding. These contracts mature between 2001 and 2003. Approximately 20% of these contracts require a domestic subsidiary to sell Japanese yen and receive U.S. dollars. The remaining contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currency or other currencies for which they have payment obligations to third parties. The Corporation does not enter into foreign currency contracts for speculative purposes.

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

ACCOUNTING MATTERS

The Financial Accounting Standards Board released in June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", and in June, 2000 SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133". These statements address the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. The Corporation has concluded that the adoption of new statements will not have a significant impact on the results of operations or the financial position of the Corporation. The effective date of SFAS No. 133 had been deferred by the issuance of SFAS No. 137 until the fiscal year beginning after June 15, 2000.

The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements, on December 3, 1999. The effective date of SAB No. 101 was deferred by SAB No. 101B until the fourth quarter of 2000. These statements related to the timing of revenue recognition and did not have an impact on the recording of revenue by the Corporation.

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

The Financial Accounting Standards Board released in September 2000, Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement revises the standard for accounting for securities and other transfers of financial assets and collateral. The new accounting requirements are effective for transfers occurring after March 31, 2001. However, the extended disclosures about securitizations and collateral are effective for fiscal years ending after December 15, 2000. The Corporation does not anticipate an impact from the implementation of this standard.

SAFE HARBOR STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Report on Form 10-K contain forward-looking statements that are based on management's assumptions, expectations and projections about the various industries within which the Corporation operates. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Corporation cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward looking statements:

- changes in the rate of economic growth in the United States and other major intercontinental economies,
- changes in investment by the energy, power and environmental industries,
-        changes in regulatory environment,
-        changes in project schedules,
-        changes in trade, monetary and fiscal policies worldwide,
-        currency fluctuations,
-        outcomes of pending and future litigation,
- protection and validity of patents and other intellectual property rights and
-        increasing competition by foreign and domestic companies.

For additional information about the Corporation, see the Corporation's reports on Forms 10-K, 10-Q and 8-K that were filed with the Securities and Exchange Commission from time to time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements                                                                   PAGES
                                                                                                -----
        Report of Independent Accountants.............................................             22

        Consolidated Statement of Earnings and Comprehensive Income for each
              of the three years in the period ended December 29, 2000................             23

        Consolidated Balance Sheet at December 29, 2000 and
              December 31, 1999.......................................................             24

        Consolidated Statement of Changes in Stockholders' Equity for each
              of the three years in the period ended December 29, 2000................             25

        Consolidated Statement of Cash Flows for each of the three years in
              the period ended December 29, 2000......................................             26

        Notes to Consolidated Financial Statements....................................          27-54

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Foster Wheeler Corporation:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and comprehensive earnings, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Foster Wheeler Corporation and its subsidiaries at December 29, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Florham Park, New Jersey
January 30, 2001, except for Note 8
for which the date is March 5, 2001

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     2000             1999             1998
                                                                  -----------      -----------      -----------
REVENUES:
     Operating revenues .....................................     $ 3,891,361      $ 3,867,030      $ 4,536,765
     Other income (including interest:
         2000-$15,737;1999-$13,576; 1998-$19,455) ...........          77,994           77,044           60,227
                                                                  -----------      -----------      -----------

         Total Revenues .....................................       3,969,355        3,944,074        4,596,992
                                                                  -----------      -----------      -----------

COSTS AND EXPENSES:
     Cost of operating revenues .............................       3,565,147        3,569,196        4,166,257
     Selling, general and administrative expenses ...........         219,353          235,549          253,401
     Other deductions (including interest: 2000-$67,504;1999-
         $55,032;1998-$62,535) ..............................         109,225           97,686           79,969
     Robbins Facility write-down ............................            --            214,000           47,014
     Minority interest ......................................           3,857            2,988            2,562
     Dividends on preferred security of subsidiary trust ....          15,750           15,181             --
                                                                  -----------      -----------      -----------


         Total Costs and Expenses ...........................       3,913,332        4,134,600        4,549,203
                                                                  -----------      -----------      -----------

Earnings/(loss) before income taxes .........................          56,023         (190,526)          47,789

Provision/(benefit) for income taxes ........................          16,529          (46,891)          79,295
                                                                  -----------      -----------      -----------

Net earnings/(loss) .........................................          39,494         (143,635)         (31,506)

Other comprehensive (loss)/income
     Foreign currency translation adjustment ................         (19,988)         (30,870)           2,538
     Minimum pension liability adjustment
         net of $12,000 tax benefit .........................         (21,500)            --               --
                                                                  -----------      -----------      -----------


     Comprehensive loss .....................................     $    (1,994)     $  (174,505)     $   (28,968)
                                                                  ===========      ===========      ===========

Earnings/(loss) per share:
     Basic ..................................................     $       .97      $     (3.53)     $      (.77)
                                                                  ===========      ===========      ===========
     Diluted ................................................     $       .97      $     (3.53)     $      (.77)
                                                                  ===========      ===========      ===========

Shares outstanding:
     Basic:
         Weighted average number of shares outstanding ......          40,798           40,742           40,729
     Diluted:
         Effect of stock options ............................               7                *                *
                                                                  -----------      -----------      -----------

     Total diluted ..........................................          40,805           40,742           40,729
                                                                  ===========      ===========      ===========

* The effect of the stock options was not included in the calculation of diluted earnings per share as these options were antidilutive in 1999 and 1998.

See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  DECEMBER 29, 2000  DECEMBER 31, 1999
                                                                  -----------------  -----------------
                                  ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ..................................     $   191,893      $   170,268
     Short-term investments .....................................           1,816           17,053
     Accounts and notes receivable:
         Trade ..................................................         699,965          739,469
         Other ..................................................         189,201          179,429
     Contracts in process .......................................         453,309          408,431
     Inventories ................................................          11,020           11,602
     Prepaid, deferred and refundable income taxes ..............          50,316           61,531
     Prepaid expenses ...........................................          25,456           27,313
                                                                      -----------      -----------
         Total current assets ...................................       1,622,976        1,615,096
                                                                      -----------      -----------
Land, buildings and equipment ...................................         865,349        1,006,016
Less accumulated depreciation ...................................         370,315          357,817
                                                                      -----------      -----------
         Net book value .........................................         495,034          648,199
                                                                      -----------      -----------
Notes and accounts receivable - long-term .......................          76,238           95,526
Investment and advances .........................................         120,551          108,655
Intangible assets, net ..........................................         288,135          301,494
Prepaid pension cost and benefits ...............................         189,261          199,955
Other, including insurance recoveries ...........................         588,474          404,313
Deferred income taxes ...........................................          96,859           64,871
                                                                      -----------      -----------
         TOTAL ASSETS ...........................................     $ 3,477,528      $ 3,438,109
                                                                      ===========      ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current installments on long-term debt .....................     $    19,876      $    19,668
     Bank loans .................................................         103,479           63,378
     Accounts payable ...........................................         405,707          385,012
     Accrued expenses ...........................................         302,808          296,584
     Estimated costs to complete long-term contracts ............         521,277          610,023
     Advance payments by customers ..............................          62,602           42,801
     Income taxes ...............................................          38,854           54,086
                                                                      -----------      -----------
         Total current liabilities ..............................       1,454,603        1,471,552
                                                                      -----------      -----------
Corporate and other debt less current installments ..............         306,001          372,847
Special-purpose project debt less current installments ..........         255,304          329,907
Deferred income taxes ...........................................          15,334           12,874
Postretirement and other employee benefits other than pensions ..         159,667          163,536
Other long-term liabilities and minority interest ...............         637,190          424,815
Subordinated Robbins Facility exit funding obligations ..........         110,340          111,715
Mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest
     debentures .................................................         175,000          175,000
                                                                      -----------      -----------
         TOTAL LIABILITIES ......................................       3,113,439        3,062,246
                                                                      -----------      -----------
STOCKHOLDERS' EQUITY:
Preferred Stock
     Authorized 1,500,000 shares, no par value - none outstanding
Common Stock
     $1.00 par value; authorized 160,000,000 shares; issued:
         2000 and 1999-40,747,668 ...............................          40,748           40,748
Paid-in capital .................................................         200,963          201,043
Retained earnings ...............................................         241,250          211,529
Accumulated other comprehensive loss ............................        (118,707)         (77,219)
                                                                      -----------      -----------
                                                                          364,254          376,101
Less cost of treasury stock (shares: 2000-24,616; 1999-16,781) ..             165              238
                                                                      -----------      -----------
     TOTAL STOCKHOLDERS' EQUITY .................................         364,089          375,863
                                                                      -----------      -----------
         TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY ............................................     $ 3,477,528      $ 3,438,109
                                                                      ===========      ===========

See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  2000           1999           1998
                                                               ---------      ---------      ---------
COMMON STOCK
     Balance at beginning of year ........................     $  40,748      $  40,748      $  40,746
     Sold under stock options: (shares: 1998-2,000) ......          --             --                2
                                                               ---------      ---------      ---------

     Balance at end of year ..............................        40,748         40,748         40,748
                                                               ---------      ---------      ---------

PAID-IN CAPITAL
     Balance at beginning of year ........................       201,043        201,158        201,105
     Stock option exercise price less par value ..........          --             --               49
     Excess of cost of treasury stock or common stock
         issued under incentive and other plans over
         market value                                                (80)          (115)          --
     Tax benefits related to stock options ...............          --             --                4
                                                               ---------      ---------      ---------

     Balance at end of year ..............................       200,963        201,043        201,158
                                                               ---------      ---------      ---------

RETAINED EARNINGS
     Balance at beginning of year ........................       211,529        377,147        442,848
     Net earnings/(loss) for the year ....................        39,494       (143,635)       (31,506)
     Cash dividends paid:
     Common (per share outstanding: 2000-$.24; 1999-$.54;
     1998-$.84)                                                   (9,773)       (21,983)       (34,195)
                                                               ---------      ---------      ---------

     Balance at end of year ..............................       241,250        211,529        377,147
                                                               ---------      ---------      ---------

ACCUMULATED OTHER COMPREHENSIVE LOSS
     Balance at beginning of year ........................       (77,219)       (46,349)       (48,887)
     Change in accumulated translation adjustment
              during the year ............................       (19,988)       (30,870)         2,538
     Minimum pension liability, net of $12,000 tax
              benefit ....................................       (21,500)          --             --
                                                               ---------      ---------      ---------

     Balance at end of year ..............................      (118,707)       (77,219)       (46,349)
                                                               ---------      ---------      ---------

TREASURY STOCK
     Balance at beginning of year ........................           238            586            295
     Common stock acquired for Treasury: (shares: 2000-
             28,391; 1999-71,000; 1998-20,000) ...........           154            860            291
     Shares issued under incentive and other plans
              (shares: 2000-20,556; 1999-85,023) .........          (227)        (1,208)          --
                                                               ---------      ---------      ---------

     Balance at end of year ..............................           165            238            586
                                                               ---------      ---------      ---------

TOTAL STOCKHOLDERS' EQUITY ...............................     $ 364,089      $ 375,863      $ 572,118
                                                               =========      =========      =========

See notes to financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                    2000           1999          1998 *
                                                                 ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss) ........................................     $  39,494      $(143,635)     $ (31,506)
Adjustments to reconcile net earnings/(loss) to cash flows
   from operating activities:
   Depreciation and amortization ...........................        57,716         60,448         59,994
   Noncurrent deferred tax .................................        (2,666)       (84,597)        59,424
   Gain on sale of land, building and equipment ............       (14,843)        (5,824)        (1,525)
   Equity earnings, net of dividends .......................        (8,882)       (11,002)        (7,869)
   Robbins Resource Recovery Facility charge ...............          --          214,000         47,014
   Other noncash items .....................................        (5,702)         6,382        (10,278)
Changes in assets and liabilities:
   Receivables .............................................        (7,665)      (132,264)       (48,440)
   Sales of receivables ....................................          --           11,600         38,400
   Contracts in process and inventories ....................       (64,938)        44,251        (51,979)
   Accounts payable and accrued expenses ...................        35,841        (15,317)         9,281
   Estimated costs to complete long-term contracts .........       (54,500)        77,402        (29,681)
   Advance payments by customers ...........................        19,082        (11,334)       (45,413)
   Income taxes ............................................       (17,613)       (18,890)       (16,145)
   Other assets and liabilities ............................         7,932          3,160        (30,366)
                                                                 ---------      ---------      ---------
   Net cash (used) by operating activities .................       (16,744)        (5,620)       (59,089)
                                                                 ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ....................................       (45,807)      (128,086)      (133,754)
   Proceeds from sale of properties ........................        56,703        142,569          2,235
   Decrease in investments and advances ....................        12,122          1,893         27,351
   Decrease in short-term investments ......................        15,230         43,923         34,267
   Partnership distribution ................................        (2,599)        (4,385)        (4,256)
                                                                 ---------      ---------      ---------
   Net cash provided/(used) by investing activities ........        35,649         55,914        (74,157)
                                                                 ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends to common stockholders ........................        (9,773)       (21,983)       (34,195)
   Repurchase of common stock ..............................          (154)          (860)          (291)
   Proceeds from the exercise of stock options .............          --             --               51
   Increase/(decrease) in short-term debt ..................        44,876        (37,254)        48,429
   Mandatorily redeemable preferred securities of
            subsidiary trust holding solely junior subordinated
            deferrable interest debentures .................          --          169,178           --
   Proceeds from long-term debt ............................        43,168         56,797        178,022
   Repayment of long-term debt .............................       (88,151)      (209,868)       (48,677)
                                                                 ---------      ---------      ---------
   Net cash (used)/provided by financing activities ........       (10,034)       (43,990)       143,339
                                                                 ---------      ---------      ---------
Effect of exchange rate changes on cash and cash equivalents        12,754        (16,104)         2,558
                                                                 ---------      ---------      ---------
INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS .............................................        21,625         (9,800)        12,651
Cash and cash equivalents at beginning of year .............       170,268        180,068        167,417
                                                                 ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR ...................     $ 191,893      $ 170,268      $ 180,068
                                                                 =========      =========      =========
Cash paid during the year for:
   Interest (net of amount capitalized) ....................     $  69,551      $  58,799      $  47,286
   Income taxes ............................................     $  33,551      $  30,526      $  27,694

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

The Corporation's fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for domestic operations and December 31 for foreign operations. For domestic operations, the years 2000 and 1998 included 52 weeks while the year 1999 included 53 weeks.

In 1999, the Corporation reflected its investment in a joint venture in Chile on the equity method of accounting. The December 1998 consolidated statement of cash flows has been reclassified to conform to the 1999 presentation. This change had no impact on the December 1998 consolidated statement of earnings and comprehensive income. In addition, the 1998 statement of earnings and comprehensive income has been reclassified to conform to the 1999 presentation of the Robbins Facility write-down.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Significant estimates are used when accounting for long-term contracts including customer and vendor claims; depreciation, employee benefit plans, taxes, and contingencies, among others. As of fiscal year end 2000 and 1999, costs of approximately $175,000 and $120,000, respectively, were included in assets, primarily in receivables and contracts in process, representing amounts expected to be realized from claims to customers. These claims have been recognized in accordance with the AICPA's Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts". This Statement requires that it be probable that the claim will result in additional contract revenue and the amount can be reliably estimated. It is possible that the amounts realized could differ materially from the balances included in the financial statements. Management believes that claim recoveries will not have a material effect on the Corporation's financial position or result of operations.

REVENUE RECOGNITION ON LONG-TERM CONTRACTS - The Engineering and Construction Group records profits on long-term contracts on a percentage-of-completion basis on the cost to cost method. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contracts of the Engineering and Construction Group are generally considered substantially complete when engineering is completed and/or field construction is completed. The Corporation includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs when the Corporation determines that it is responsible for the engineering specification, procurement and management of such cost components on behalf of the customer.

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

Certain special-purpose subsidiaries in the Energy Equipment Group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the non-cancelable service contracts. The Corporation records revenues relating to debt repayment obligations on these contracts on a straight-line basis over the lives of the service contracts, and records depreciation of the facilities on a straight-line basis over the estimated useful lives of the facilities, after consideration of the estimated residual value.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less.

SHORT-TERM INVESTMENTS - Short-term investments consist primarily of bonds of foreign governments and are classified as available for sale under Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Realized gains and losses from sales are based on the specific identification method. As of the year ended 2000 and 1999, unrealized gains and losses were immaterial. The proceeds from sales of short-term investments for 2000, 1999 and 1998 were $15,000, $15,000, and $40,000, respectively. The (loss)/gain on sales for the years ended 2000, 1999 and 1998 were $600, $(250) and $5,000, respectively.

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

INCOME TAXES - Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Investment tax credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. To the extent such credits are not currently utilized on the Corporation's tax return, deferred tax assets, subject to considerations about the need for a valuation allowance, are recognized for the carryforward amounts.

Provision is made for Federal income taxes which may be payable on foreign subsidiary earnings to the extent that the Corporation anticipates they will be remitted. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be, permanently reinvested (and for which no Federal income tax has been provided) aggregated $324,400 at December 29, 2000. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

FOREIGN CURRENCY TRANSLATION - Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and income and expenses and cash flows at monthly weighted average rates. Foreign currency transaction gains for 2000, 1999 and 1998 were approximately $6,100, $4,100 and $1,600, respectively ($4,000, $2,700 and $1,000 net of taxes). The Corporation enters into foreign exchange contracts in its management of foreign currency exposures. Realized and unrealized gains and losses on contracts that qualify as designated hedges are deferred. Amounts receivable or payable under foreign exchange hedges are recognized as deferred gains or losses, and are included in either contracts in process or estimated costs to complete long-term contracts. The Corporation utilizes foreign exchange contracts solely for hedging purposes. Corporate policy prohibits the speculative use of financial instruments.

INVENTORIES - Inventories, principally materials and supplies, are stated at lower of cost or market, determined primarily on the average cost method.

INTANGIBLE ASSETS - Intangible assets for 2000 and 1999 consist principally of the excess of cost over the fair value of net assets acquired (goodwill) ($208,892 and $218,010), trademarks ($52,158 and $54,349) and patents ($27,085 and $29,135), respectively. These assets are being amortized on a straight-line basis over periods of 10 to 40 years. The Corporation periodically evaluates goodwill on a separate operating unit basis to assess recoverability, and impairments, if any, are recognized in earnings. In the event facts and circumstances indicate that the carrying amount of goodwill associated with an investment is impaired, the Corporation reduces the carrying amount to an amount representing the estimated undiscounted future cash flows before interest to be generated by the operation.

EARNINGS PER SHARE - Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed based on the basic plus the dilution of stock options. On April 26, 1999, the Corporation adopted a Directors Deferred Compensation and Stock Award Plan (the "Plan"). Under the Plan, each non-employee director is credited annually with share units of the Corporation's common stock. In addition, each non-employee director may elect to defer receipt of compensation for services rendered as a director, which deferred amount is credited to his or her account in the form of share units. The Corporation makes a supplemental contribution equal to 15% of the deferred amount. For the year ended December 29, 2000 and December 31, 1999, 53,443 and 34,832 share units, repectively, were credited in participants' accounts and are included in the calculation of basic earnings per share.


2.  RESEARCH AND DEVELOPMENT

For the years 2000, 1999 and 1998, approximately $12,000, $12,500 and $14,100, respectively, were spent on Corporation-sponsored research activities. During the same periods, approximately $27,600, $27,100 and $32,700, respectively, were spent on customer-sponsored research activities, which were paid by customers of the Corporation.

3.  ACCOUNTS AND NOTES RECEIVABLE

The following tabulation shows the components of trade accounts and notes receivable:


                                                    December 29,    December 31,
                                                        2000            1999
                                                      --------        --------
        From long-term contracts:
          Amounts billed due within one year .        $418,285        $433,970
                                                      --------        --------
        Retention:
          Billed:
             Estimated to be due in:
             2000 ............................              --          38,615
             2001 ............................          71,912          29,670
             2002 ............................          27,573          13,611
             2003 ............................          41,079          11,714
             2004 ............................           8,270           2,478
                                                      --------        --------
             Total billed ....................         148,834          96,088
                                                      --------        --------

          Unbilled:
             Estimated to be due in:
             2000 ............................              --         179,603
             2001 ............................          93,158             883
             2002 ............................          12,459              --
                                                      --------        --------
             Total unbilled ..................         105,617         180,486
                                                      --------        --------
             Total retentions ................         254,451         276,574
                                                      --------        --------
             Total receivables from long-term
                contracts ....................         672,736         710,544
        Other trade accounts and notes
          receivable .........................          30,608          30,338
                                                      --------        --------
                                                       703,344         740,882
        Less, allowance for doubtful accounts            3,379           1,413
                                                      --------        --------
                                                      $699,965        $739,469
                                                      ========        ========


In the third quarter of 1998, a subsidiary of the Corporation entered into a three-year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The credit risk of uncollectible accounts receivable has been transferred to the purchaser. The Corporation services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other deductions, in the Consolidated Statement of Earnings and Comprehensive Income. The agreement contains certain covenants and provides for various events of termination. As of December 29, 2000 and December 31, 1999, $50,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade balance in the Consolidated Balance Sheet. The Corporation anticipates that this agreement will be renewed at the end of its term.

4.  CONTRACTS IN PROCESS AND INVENTORIES

Costs of contracts in process and inventories considered in the determination of cost of operating revenues are shown below:


                                           2000            1999            1998
                                         --------        --------        --------
    INVENTORIES
       Materials and supplies ...        $ 10,663        $ 11,255        $  7,960
       Finished goods ...........             357             347           1,472
                                         --------        --------        --------
                                         $ 11,020        $ 11,602        $  9,432
                                         ========        ========        ========

  The following tabulation shows the elements included in contract in process as related to long-term contracts:


                                           2000            1999            1998
                                         --------        --------        --------
    CONTRACTS IN PROCESS
    Costs plus accrued profits
      less earned revenues on
      contracts currently in
      process ...................        $633,178        $813,939        $986,886
    Less, progress payments .....         179,869         405,508         517,837
                                         --------        --------        --------
                                         $453,309        $408,431        $469,049
                                         ========        ========        ========

5.  LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment are stated at cost and are set forth below:


                                          2000             1999
                                      ----------        ----------
    Land and land improvements        $   16,057        $   18,057
    Buildings ................           109,099           118,577
    Equipment ................           728,390           741,716
    Construction in progress .            11,803           127,666
                                      ----------        ----------
                                      $  865,349        $1,006,016
                                      ==========        ==========

Depreciation expense for the years 2000, 1999 and 1998 was $46,388, $51,282 and $50,859, respectively.

6.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

PENSION BENEFITS - The Corporation and its domestic and foreign subsidiaries have several pension plans covering substantially all full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation; the domestic plans are noncontributory. Effective January 1, 1999, a new cash balance program was established. The pension benefit under the previous formulas remain the same for current employees if so elected; however, new employees will be offered only the cash balance program. The cash balance plan resembles a savings account. Amounts are credited based on age and a percentage of earnings. At termination or retirement, the employee receives the balance in the account in a lump-sum. Under the cash balance program, future increases in employee earnings will not apply to prior service costs. It is the Corporation's policy to fund the plans on a current basis to the extent deductible under existing Federal tax regulations. Such contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future.

In the fiscal year ended December 29, 2000, the Company recognized an additional minimum liability in its financial statements for a certain underfunded plan in the amount of $13,300. This minimum liability offset a prepaid pension cost of $20,200 in 1999 and resulted in a charge to Other Comprehensive Income of $33,500 ($21,500 net of deferred income taxes). The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

The Corporation has a 401(k) plan for salaried employees. The Corporation, for the years 2000, 1999 and 1998, contributed a 50% match of the first 6% of base pay of employee contributions, subject to the annual IRS limit, which amounted to a cost of $5,599, $5,200 and $5,400, respectively.

OTHER BENEFITS - In addition to providing pension benefits, the Corporation and some of its domestic subsidiaries provide certain health care and life insurance benefits for retired employees. Employees may become eligible for these benefits if they qualify for and commence normal or early retirement pension benefits as defined in the pension plan while working for the Corporation. Benefits are provided through insurance companies.

The following chart contains the disclosures for pension and other benefits for the years 2000, 1999 and 1998.


                                                   PENSION BENEFITS               OTHER BENEFITS
                                               ------------------------      ------------------------
                                                  2000           1999          2000            1999
                                               ---------      ---------      ---------      ---------
PROJECTED BENEFIT OBLIGATION (PBO)
    PBO at beginning of period ...........     $ 586,969      $ 597,997      $  77,236      $  89,861
    Service cost .........................        28,013         30,728          1,248          1,454
    Interest cost ........................        37,643         35,915          5,905          5,641
    Plan participants contributions ......         4,003          4,293            813            753
    Plan amendments ......................           175           (565)            --           (400)
    Actuarial loss/(gain) ................         8,578        (32,231)         2,111        (12,943)
    Benefits paid ........................       (35,470)       (47,228)        (7,664)        (7,130)
    Special termination benefits/other ...         4,017         (1,940)            --             --
    Foreign currency exchange rate changes       (32,109)            --             --             --
                                               ---------      ---------      ---------      ---------
    PBO at end of period .................       601,819        586,969         79,649         77,236
                                               ---------      ---------      ---------      ---------
PLAN ASSETS
    Fair value of plan assets beginning
      of period ..........................       636,890        576,668             --             --
    Actual return on plan assets .........        (7,452)        83,397             --             --
    Employer contributions ...............        11,191         11,812          6,851          6,377
    Plan participant contributions .......         4,003          4,293            813            753
    Benefits paid ........................       (34,544)       (39,138)        (7,664)        (7,130)
    Other ................................         1,186           (142)            --             --
    Foreign currency exchange rate changes       (35,284)            --             --             --
                                               ---------      ---------      ---------      ---------
    Fair value of plan assets at end of
      period .............................       575,990        636,890             --             --
                                               ---------      ---------      ---------      ---------
FUNDED STATUS
    Funded status ........................       (25,829)        49,921        (79,649)       (77,236)
    Unrecognized net actuarial
       loss/(gain) .......................       122,618         51,261         (6,236)        (8,407)
    Unrecognized prior service cost ......        12,052         13,193        (19,813)       (21,978)
    Adjustment for the minimum liability .       (33,500)            --             --             --
                                               ---------      ---------      ---------      ---------
    Prepaid (accrued) benefit cost .......     $  75,341      $ 114,375      $(105,698)     $(107,621)
                                               =========      =========      =========      =========


                                                      PENSION BENEFITS                           OTHER BENEFITS
                                           -------------------------------------      ------------------------------------
                                             2000           1999          1998          2000           1999          1998
                                           --------      --------       --------      --------      --------      --------
NET PERIODIC BENEFIT COST
    Service cost .....................     $ 28,013      $ 30,728       $ 29,581      $  1,248      $  1,454      $  1,008
    Interest cost ....................       37,642        35,915         35,972         5,905         5,641         6,092
    Expected return on plan assets ...      (57,022)      (52,164)       (52,534)           --            --            --
    Amortization of transition asset .           (9)       (2,969)        (3,031)           --            --            --
    Amortization of prior service cost        2,215         2,805          2,625        (2,165)       (2,164)       (2,123)
    Recognized actuarial (gain)/
      loss/other .....................         (326)        5,477           (275)          (60)           --           (46)
                                           --------      --------       --------      --------      --------      --------
    SFAS #87 net periodic pension cost       10,513        19,792         12,338         4,928         4,931         4,931
    SFAS #88 cost ....................           --         3,136*            --            --            --            --
                                           --------      --------       --------      --------      --------      --------
    Total net periodic pension cost ..     $ 10,513      $ 22,928       $ 12,338      $  4,928      $  4,931      $  4,931
                                           ========      ========       ========      ========      ========      ========
WEIGHTED AVERAGE ASSUMPTIONS
    Discount rate ....................         6.7%          6.9%           6.3%          7.8%          8.0%          7.0%
    Long term rate of return..........         9.5%          9.5%           9.9%
    Salary scale......................         4.2%          4.6%           4.5%

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the other benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                     1-Percentage         1-Percentage
                                                    Point Increase       Point Decrease
                                                    --------------       --------------
Effect on total of service and interest
  cost components............................         $    214             $    (201)
Effect on postretirement benefit obligations.            2,870                (2,685)

Health care cost trend:
2000.........................................             8.0%
Decline to 2011..............................             5.0%

7.  BANK LOANS

The approximate weighted average interest rates on borrowings outstanding (primarily foreign) at the end of 2000 and 1999 were 5.78% and 4%, respectively.

Unused lines of credit for short-term bank borrowings aggregated $76,931 at year-end 2000, of which approximately 29% was available in the United States and Canada at interest rates not exceeding the prime commercial lending rate and the remainder was available overseas in various currencies at rates consistent with market conditions in the respective countries.

Interest costs incurred (including dividends on preferred security) in 2000, 1999 and 1998 were $83,406, $74,856 and $72,284 of which $151, $4,643 and
$9,749, respectively, were capitalized.

8.  CORPORATE AND OTHER DEBT


                                                                    2000         1999
                                                                  --------     --------
Corporate and other debt consisted of the following:
    Revolving Credit Agreements (average interest rate 7.65%)     $ 85,000     $150,000
    6.75% Notes due November 15, 2005 .......................      200,000      200,000
    Other ...................................................       21,188       22,921
                                                                  --------     --------
                                                                   306,188      372,921
Less, Current portion .......................................          187           74
                                                                  --------     --------
                                                                  $306,001     $372,847
                                                                  ========     ========
Principal payments are payable in annual installments of:
    2002 ....................................................     $ 20,629
    2003 ....................................................       85,212
    2004 ....................................................           62
    2005 ....................................................      200,033
    2006 ....................................................           33
    Balance due in installments through 2009 ................           32
                                                                  --------
                                                                  $306,001
                                                                  ========

CORPORATE DEBT - The Corporation has $200,000 Notes in the public market which bear interest at a fixed rate of 6.75% per annum, payable semiannually, and mature November 15, 2005. The Notes are rated BB- and Baa3 by Standard & Poor's and Moody's, respectively, and were issued under an indenture between the Corporation and Harris Trust and Savings Banks. The Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The Notes constitute senior unsecured indebtedness of the Corporation and rank on parity with the Corporation's other senior unsecured indebtedness.

The Corporation maintains two revolving credit agreements (the "Revolving Credit Agreements") consisting of a $270,000 multi-year facility dated December 1, 1999 that expires on February, 2003 and a 364 day facility in the amount of $76,250 dated May 31, 2000 that expires on May 30, 2001. Early in 2001, the Corporation and the banks that are party to the Revolving Credit Agreements consented to amend those agreements (the "Amendments"). These Amendments provide for the following: (i) provisions associated with the planned change of domicile to Bermuda, (ii) provisions associated with the potential monetization, as previously announced, of certain build, own and operated assets, and (iii) the modification of certain financial covenants. The Revolving Credit Agreements require, among other things, that the Corporation maintain a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Corporation was in compliance with the covenants under the Revolving Credit Agreements as of December 29, 2000.

Loans under the Revolving Credit Agreements bear interest at a floating rate and are used for general corporate purposes. At December 29, 2000, $85,000 was borrowed under the Long Term Revolving Credit Agreement and $76,250 was borrowed under the Short Term Revolving Credit Agreement. These amounts appear on the Consolidated Balance Sheet under the captions "Corporate and Other Debt" and "Bank Loans", respectively. The Corporation pays various fees to the lenders under these agreements.

The Corporation is also permitted to allocate a portion of its available credit under the Long Term Revolving Credit Agreement for the issuance of standby letters of credit. Such amounts are not recorded as funded indebtedness, and at the end of 2000, $111,900 of such standby letters of credit were outstanding.

9.  SUBORDINATED ROBBINS FACILITY EXIT FUNDING OBLIGATIONS

Foster Wheeler's subordinated obligations entered into in connection with the restructuring of debt incurred to finance construction of a waste-to-energy facility in the Village of Robbins, Illinois (the "Exit Funding Agreement") will be limited to funding:

   (a)  1999C Bonds 7 1/4% interest, due October 15, 2009 ($16,560)
           and October 15, 2024 ($77,155)                                 $ 93,715
   (b)  1999D Bonds accrued at 7% due October 15, 2009                      18,000
                                                                          --------
           Total                                                          $111,715
                                                                          ========

1999C BONDS. The 1999C Bonds are subject to mandatory sinking fund reduction prior to maturity at a Redemption Price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date, by application by the Trustee of funds on deposit to the credit of the 1999C Sinking Fund Installment Subaccount on October 15 in the years and in the principal amounts as follows:


                     1999C BONDS DUE 2009
         Year          Amount       Year         Amount
         ----          ------       ----         ------

         2001        $ 1,375        2006          1,940
         2002          1,475        2007          2,080
         2003          1,580        2008          2,225
         2004          1,690        2009          2,385
         2005          1,810
                                                -------

                                                $16,560
                                                -------


                          1999C BONDS DUE 2024
         Year                                                Amount
         ----                                                ------
         2023                                              $  37,230
         2024                                                 39,925
                                                           ---------
                                                              77,155
                                                           ---------
                                                           $  93,715
                                                           =========

                        Current                            $   1,375
                        Long-term                            110,340
                                                           ---------
                                                           $ 111,715
                                                           =========

See Note 22 for further information.

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


                                                                                    2000            1999
                                                                                  --------        --------
The Corporation's obligations with respect to this debt are limited to guaranteeing the operating performance of the projects:
Collateralized note payable, interest varies based on one of several money market rates (2000-year-end rate 7.495%), due
    semiannually through July 30, 2006 ......................................     $ 38,313(1)     $ 42,793
Floating/Fixed Rate Resource Recovery Revenue Bonds, interest varies based on tax-exempt money market rates (2000-year-end rate 5.10%), due semiannually February 1, 2001 through
    February 1, 2010 ........................................................       32,848(2)       36,448
Senior Secured Notes, interest 11.443%
    due annually April 15, 2001 through 2015 ................................       42,500(3)           --
Solid Waste Disposal and Resource Recovery System Revenue Bonds, interest
    7.125% to 7.5%, due annually December 1, 2001
    through 2010 ............................................................      105,746(4)      113,135
Resource Recovery Revenue Bonds, interest 7.9% to 10%, due
    annually December 15, 2001 through 2012 .................................       55,586(5)       59,710
Collateralized note payable, interest varies based on LIBOR rates ...........           --          97,415
                                                                                  --------        --------
                                                                                   274,993         349,501
Less, Current portion .......................................................       19,689          19,594
                                                                                  --------        --------
                                                                                  $255,304        $329,907
                                                                                  ========        ========

     1. The note payable for $38,313 represents a loan under a bank credit facility to a limited partnership whose general partner is a Special-purpose Subsidiary.

     2. The Floating/Fixed Rate Resource Recovery Revenue Bonds in the amount of $32,848 were issued in a total amount of $45,450. The bonds are collateralized by an irrevocable standby letter of credit issued by a commercial bank.

     3. The Senior Secured Notes were issued in a total amount of $42,500. The notes are collateralized by certain revenues and assets of a Special-purpose subsidiary which is the indirect owner of the project.

     4. The Solid Waste Disposal and Resource Recovery System Revenue Bonds totaling $105,746 were issued in a total amount of $133,500. The bonds are collateralized by a pledge of certain revenues and assets of the project, but not the plant (see Note 16).

     5. The Resource Recovery Revenue Bonds of $55,586 were issued in a total amount of $86,780. The bonds are collateralized by a pledge of certain revenues and assets of the project.


         Principal payments are payable in annual installments of:
            2002......................................       $  23,316
            2003......................................          26,827
            2004......................................          25,796
            2005......................................          27,765
            2006......................................          29,672
            Balance due in installments through 2015..         121,928
                                                              --------
                                                              $255,304
                                                              ========


12.  EQUITY INTEREST

The Corporation owns a non-controlling equity interest in four cogeneration projects; three of which are located in Italy and one in Chile. In addition, the Corporation owns an equity interest in a hydrogen producing plant in Venezuela. Following is summarized financial information for the Corporation's equity affiliates combined, as well as the Corporation's interest in the affiliates.


                                            December 29, 2000  December 31, 1999
                                            -----------------  -----------------
        Balance Sheet Data:
        -------------------
        Current assets................        $  146,277          $  104,084
        Other assets (primarily
           buildings and equipment)...           603,665             506,620
        Current liabilities...........            48,604              48,562
        Other liabilities (primarily
           long-Term debt)............           529,182             410,199
        Net assets....................           172,156             151,943

        Income Statement Data for the Year:
        -----------------------------------
        Total revenues................        $  213,076          $  130,077
        Income before income taxes....            46,757              34,546
        Net earnings..................            33,029              29,947

As of December 29, 2000, the Corporation's share of the net earnings and investment in the equity affiliates totaled $19,987 and $120,551, respectively. Dividends of $11,105 were received during the year 2000. The Corporation has guaranteed certain performance obligations of such projects. The Corporation's contingent obligations under such guarantees are approximately $2,000 per year for the four projects. The Corporation has provided a $10,000 debt service reserve letter of credit providing liquidity for debt service payments. No amounts have been drawn under the letter of credit.

13.  INCOME TAXES

The components of earnings/(loss) before income taxes for the years 2000, 1999 and 1998 were taxed under the following jurisdictions:


                                                           2000          1999           1998
                                                        ---------      ---------      ---------

   Domestic .......................................     $ (33,477)     $(320,702)     $ (39,858)
   Foreign ........................................        89,500        130,176         87,647
                                                        ---------      ---------      ---------
      Total .......................................     $  56,023      $(190,526)     $  47,789
                                                        =========      =========      =========

The provision/(benefit) for income taxes on those earnings was as follows:


                                                           2000          1999           1998
                                                        ---------      ---------      ---------

   Current tax expense:
      Domestic ....................................     $   2,116      $  15,469      $   1,550
      Foreign .....................................        15,094         66,687         41,816
                                                        ---------      ---------      ---------
      Total current ...............................        17,210         82,156         43,366
                                                        ---------      ---------      ---------
   Deferred tax (benefit)/expense:
      Domestic ....................................       (12,729)      (109,154)        47,600
      Foreign .....................................        12,048        (19,893)       (11,671)
                                                        ---------      ---------      ---------
      Total deferred ..............................          (681)      (129,047)        35,929
                                                        ---------      ---------      ---------

   Total provision/(benefit) for income taxes .....     $  16,529      $ (46,891)     $  79,295
                                                        =========      =========      =========

Deferred tax liabilities (assets) consist of the following:


                                                          2000           1999
                                                        ---------      ---------
   Difference between book and tax
      depreciation ................................     $  72,195      $  91,380
   Pension assets .................................        22,881         36,036
   Capital lease transactions .....................         9,733         10,748
   Revenue recognition ............................        16,736         25,744
   Other ..........................................           740          1,392
                                                        ---------      ---------
   Gross deferred tax liabilities .................       122,285        165,300
                                                        ---------      ---------

   Current taxability of estimated costs to
      complete long-term contracts ................        (5,750)        (5,469)
   Income currently taxable deferred for
      financial reporting .........................        (5,491)        (5,591)
   Expenses not currently deductible for tax
      purposes ....................................      (132,898)      (166,414)
   Investment tax credit carryforwards ............       (30,251)       (30,251)
   Postretirement benefits other than pensions ....       (51,070)       (61,895)
   Asbestos claims ................................        (7,963)        (6,370)
   Minimum tax credits ............................       (10,263)       (11,371)
   Foreign tax credits ............................       (13,763)       (38,197)


                                                          2000           1999
                                                        ---------      ---------
   Other.............................................     (58,615)       (45,274)
   Valuation allowance...............................      71,816         96,250
                                                        ---------      ---------
   Net deferred tax assets...........................    (244,248)      (274,582)
                                                        ---------      ---------
                                                        $(121,963)     $(109,282)
                                                        =========      =========


The domestic investment tax credit carryforwards, if not used, will expire in the years 2002 through 2007. Foreign tax credit carryforwards are recognized based on their potential utilization and, if not used, will expire in the years 2001 through 2004. As reflected above, the Corporation has recorded various deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the various credits. Management believes that it is more likely than not that all of the deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. The 2000 decrease in the valuation allowance of $24,400 is due to the expiration of foreign tax credits. The 1999 and 1998 increases in the valuation allowance of $15,000 and $61,300, respectively, were caused primarily by the losses of the Robbins Facility and their impact on the realizability of tax benefits in the future.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before income taxes, as a result of the following:


                                                      2000        1999        1998
                                                     ------       -----       -----
         Tax provision/(benefit) at U.S. .......
            statutory rate .....................       35.0%      (35.0)%      35.0%
         State income taxes, net of Federal
            income tax benefit .................        6.7        (4.0)        3.1
         Increase in valuation allowance .......         --         5.2       128.2
         Difference in estimated income taxes on
            foreign income and losses, net of
            previously provided amounts ........       (7.5)        7.9        (1.1)
         Other .................................       (4.7)        1.3         0.7
                                                     ------       -----       -----
                                                       29.5%      (24.6)%     165.9%
                                                     ======       =====       =====

14.  LEASES

The Corporation entered into a sale/leaseback of the 600 ton-per-day waste-to-energy plant in Charleston, South Carolina, in 1989. The terms of the agreement are to lease back the plant under a long-term operating lease for 25 years. The minimum lease payments under the long-term noncancelable operating lease are as follows: 2001 - $8,400; 2002 - $8,000; 2003 - $8,100; 2004 -
$10,100; 2005 - $9,100; and an aggregate of $61,600 thereafter. Lease expense recognized for 2000, 1999 and 1998 was $7,500 a year. Recourse under this agreement is primarily limited to the assets of the special-purpose entity.

The Corporation and certain of its subsidiaries are obligated under other operating lease agreements primarily for office space. Rental expense for these leases subsequent to various sale leaseback transactions, amounted to $30,200 in 2000, $27,700 in 1999 and $26,300 in 1998. Future minimum rental commitments on noncancelable leases are as follows: 2001 - $29,700; 2002 - $26,000; 2003 -
$21,600; 2004 - $19,500; 2005 - $15,800 and an aggregate of $169,400 thereafter.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                    Three Months Ended
                                                               ---------------------------------------------------------
2000                                                           March 31          June 30        Sept. 29         Dec. 29
----                                                           --------          -------        --------         -------
Operating revenues .....................................     $   822,036     $ 1,004,979     $ 1,008,350      $ 1,055,996
Gross earnings from operations .........................          80,478          81,856          81,776           82,104
Net earnings ...........................................           8,372           8,647          10,145           12,330

Earnings per share:
      Basic ............................................     $       .21     $       .21     $       .25      $       .30
      Diluted ..........................................     $       .21     $       .21     $       .25      $       .30

Shares outstanding:
      Basic:
           Weighted average number of shares outstanding          40,776          40,795          40,805           40,815
      Diluted:
           Effect of stock options .....................               1              13              10                0
                                                             -----------     -----------     -----------      -----------

      Total diluted ....................................          40,777          40,808          40,815           40,815
                                                             ===========     ===========     ===========      ===========



1999                                                         March 26(a)      June 25(a)     Sept. 24(a)(b)   Dec. 31(a)(c)
----                                                         -----------     -----------     --------------   -------------

Operating revenues .....................................     $   998,770     $   854,958     $   940,062      $ 1,073,240
Gross earnings from operations .........................          85,541          66,663          62,586           83,044
Net earnings/(loss) ....................................          15,403           5,385         (22,910)        (141,513)

Earnings/(loss) per share:
      Basic ............................................     $       .38     $       .13     $      (.56)     $     (3.47)
      Diluted ..........................................     $       .38     $       .13     $      (.56)     $     (3.47)

Shares outstanding:
      Basic:
           Weighted average number of shares outstanding          40,730          40,732          40,746           40,760
      Diluted:
           Effect of stock options .....................               0              11               *                *
                                                             -----------     -----------     -----------      -----------

      Total diluted ....................................          40,730          40,743          40,746           40,760
                                                             ===========     ===========     ===========      ===========

(a) Included in the first, second and third quarter of 1999 were pre-tax losses for the Robbins Facility of $1,913, $15,572 and $13,163 (after tax $1,244, $10,122 and $8,566), respectively.
(b)   Includes $37,600 ($27,600 after tax) for cost realignment.
(c) Includes $214,000 ($154,000 after tax) related to the final settlement on the Robbins Facility (see Note 22).

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

The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous asbestos related lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970s and prior.

A summary of claim activity for the three years ended December 29, 2000 is as follows:


                                                       CLAIMS

                                            2000        1999        1998
                                           ------      ------      ------
            Balance, beginning of year     73,600      62,400      65,000
            New claims                     41,300      30,700      23,900
            Claims resolved                22,800      19,500      26,500
                                           ------      ------      ------
            Balance, end of year           92,100      73,600      62,400
                                           ------      ------      ------


The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage was $56,200 in 2000, $40,400 in 1999 and $39,600 in 1998.

The Corporation continues to actively manage the claims and to negotiate with certain insurance carriers concerning the limits of coverage provided during different time periods. The Corporation has recorded an asset relating to probable insurance recoveries and a liability related to probable losses. During 2000 there were a number of companies that petitioned courts for protection under Federal Bankruptcy Laws as a result of the burden of litigation relating to asbestos. Recently, lawsuits commenced among the Corporation and its insurers to determine their respective rights and responsibilities. Management of the Corporation after consultation with counsel, has considered the litigation, the financial viability and legal obligations of its insurance carriers and believes that except for those insurers that have become or may become insolvent, for which a reserve has been provided, the insurers or their guarantors will continue to adequately fund claims and defense costs relating to asbestos litigation. It should be noted that the estimate of the assets and liabilities related to asbestos claims and recovery is subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainty as to the ultimate number of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies currently involved in litigation, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes.

On November 30, 1999 the United States District Court for the Northern District of Texas handed down a final judgment in the case of KOCH ENGINEERING COMPANY, INC. ET AL VS. GLITSCH, INC., ET AL. Glitsch, Inc. (now known as Tray, Inc.) is an indirect subsidiary of the Corporation. This lawsuit, which claimed damages for patent infringement and trade secret misappropriations, has been pending for over 16 years. The judgment awarded compensatory damages of $20,800 plus prejudgment interest in an amount yet to be calculated by the Court, and punitive damages equal to 50% of compensatory damages. Tray, Inc. has been advised by its counsel that the Court's decision contains numerous legal and factual errors subject to reversal on appeal.

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

17.  STOCK OPTION PLANS

The Corporation has two fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Corporation's two stock option plans been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Corporation's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                             2000           1999          1998
                                          ----------     ---------     ----------
Net earnings/(loss) - as reported ...     $   39,494     $(143,635)    $  (31,506)
                                          ==========     =========     ==========
Net earnings/(loss) - pro forma .....     $   38,022     $(145,550)    $  (33,656)
                                          ==========     =========     ==========
Earnings/(loss) per share as reported
  Basic .............................     $      .97     $   (3.53)    $     (.77)
  Diluted ...........................     $      .97           *              *

Earnings/(loss) per share - pro forma
  Basic .............................     $      .93     $   (3.57)    $     (.83)
  Diluted ...........................     $      .93           *              *

*Stock options not included in diluted earnings per share due to losses in 1999 and 1998.

The assumption regarding the stock options issued to executives in 2000, 1999 and 1998 was that 100% of such options vested in each year, rather than one-third as required by the Plan, since one-third of the previous two years would have vested in 2000, 1999 and 1998.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                            2000             1999            1998
                                            ----             ----            ----
Dividend yield..................           3.18%           5.89%           3.04%
Expected volatility.............          59.20%          48.70%          33.10%
Risk free interest rate.........           6.46%           4.90%           5.64%
Expected life (years)...........           5.0             5.0             5.0

Under the 1995 Stock Option Plan approved by the stockholders in April 1995 and amended in April 1999, the total number of shares of common stock that may be granted is 3,300,000. In April 1990, the stockholders approved a Stock Option Plan for Directors of the Corporation. On April 29, 1997, the stockholders approved an amendment of the Directors' Stock Option Plan, which authorizes the granting of options on 400,000 shares of common stock to directors who are not employees of the Corporation, who will automatically receive an option to acquire 3,000 shares each year.

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

   Information regarding these option plans for the years 2000, 1999 and 1998 is as follows:


                                                                 2000                      1999                       1998
                                                                 ----                      ----                       ----
                                                                 Weighted-                  Weighted-                  Weighted-
                                                                 Average                    Average                    Average
                                                                 Exercise                   Exercise                   Exercise
                                                  Shares         Price        Shares        Price        Shares        Price
                                                  ------         -----        ------        -----        ------        -----
Options outstanding, beginning of year ...      2,508,362       $27.66       1,816,802      $32.79      1,408,303      $34.32
Options exercised ........................             --           --              --          --         (2,000)      25.41
Options granted ..........................        671,486         8.76         698,500       14.17        414,000       27.62
Options cancelled or expired .............        (42,227)       18.96          (6,940)      14.84         (3,501)      37.92
                                                ---------                    ---------                  ---------
Options outstanding, end of year .........      3,137,621       $23.73       2,508,362      $27.66      1,816,802      $32.79
                                                =========                   ==========                  =========

                                               $ 6.34375 to                 $11.34375 to              $ 14.50 to
Option price range at end of year ........     $45.6875                     $45.6875                  $ 45.6875

                                                                                                      $ 22.1250 to
Option price range for exercised shares ..             --                           --                $ 28.6875

Options available for grant at end of year      1,192,180                    1,847,166                   741,416
                                                =========                   ==========                 =========

Weighted-average fair value of options,
Granted during the year ..................     $     3.38                   $     4.20                $     7.97

Options exercisable at end of year .......      2,265,468                    1,607,279                 1,198,941

Weighted-average of exercisable options at
end of year ..............................     $    28.63                   $    33.10                $    33.56


The following table summarizes information about fixed-price stock options outstanding at December 29, 2000:


                                  Options Outstanding                 Options Exercisable
                       ----------------------------------------  ----------------------------
                                      Weighted-
                         Number       Average      Weighted-       Number        Weighted-
       Range of        Outstanding    Remaining     Average      Exercisable      Average
    Exercise Prices    At 12/29/00   Contractual Exercise Price  At 12/29/00   Exercise Price
    ---------------    -----------   ----------- --------------  -----------   --------------
                                        Life
                                        ----
 22.0625   to  28.6875    39,500       1 year         23.24          39,500        23.24
 26.9375   to  27.4375    76,833       2 years        27.33          76,833        27.33
 27.4375   to  28.75      89,667       3 years        28.49          89,667        28.49
 32.9375   to  40.0625   160,834       4 years        36.04         160,834        36.04
 29.75     to  35.25     372,467       5 years        30.19         372,467        30.19
 42.1875   to  45.6875   255,584       6 years        42.63         255,584        42.63
 36.9375   to  37.25     379,500       7 years        36.96         379,500        36.96
 27.50     to  27.625    414,000       8 years        27.62         343,667        27.62
 11.34375  to  15.0625   679,750       9 years        14.16         547,416        14.32
  6.34375  to  10.00     669,486      10 years         8.76              --           --
                       ---------                                  ---------

  6.34375  to  45.6875 3,137,621                                  2,265,468
                       =========                                  =========

18.  PREFERRED SHARE PURCHASE RIGHTS

On September 22, 1987, the Corporation's Board of Directors (the "Board") declared a dividend distribution of one Preferred Share Purchase Right on each share of the Corporation's common stock outstanding as of October 2, 1987 and adopted the Rights Agreement, dated as of September 22, 1987 (the "Rights Agreement"). On September 30, 1997, the Board amended and restated the Rights Agreement. Each Right allows the stockholder to purchase one one-hundredth of a share of a new series of preferred stock of the Corporation at an exercise price of $175. Rights are exercisable only if a person or group acquires 20% or more of the Corporation's common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 20% or more of the Corporation's common stock. The Rights, which do not have the right to vote or receive dividends, expire on October 2, 2007, and may be redeemed, prior to becoming exercisable, by the Board at $.02 per Right or by stockholder action with an acquisition proposal.

If any person or group acquires 20% or more of the Corporation's outstanding common stock, the "flip-in" provision of the Rights will be triggered and the Rights will entitle a holder (other than such person or any member of such group) to acquire a number of additional shares of the Corporation's common stock having a market value of twice the exercise price of each Right.

In the event the Corporation is involved in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring Corporation's common stock having a market value at that time of twice the Right's exercise price. The Board of Directors may amend the Rights Agreement to prevent approved transactions from triggering the Rights.

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

FOREIGN CURRENCY CONTRACTS - The fair values of these financial instruments (used for hedging purposes) are estimated by obtaining quotes from brokers. The Corporation is exposed to market risks from changes in interest rates and fluctuations in foreign exchange rates. Financial instruments are utilized by the Corporation to reduce these risks. The Corporation does not hold or issue financial instruments for trading purposes. The Corporation is exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated A or better by Standard & Poor's or A2 or better by Moody's (see Notes 1, 8 and 11).

CARRYING AMOUNTS AND FAIR VALUES - The estimated fair values of the Corporation's financial instruments are as follows:


                                            2000                              1999
                                            ----                              ----
                             Carrying Amount      Fair Value     Carrying Amount  Fair Value
                             ---------------      ----------     ---------------  ----------
Nonderivatives:
Cash and short-term
  investments.............       $193,709         $193,709           $187,321    $187,321
Long-term debt............       (581,181)        (579,494)          (722,422)   (703,844)

Derivatives:
Foreign currency contracts          9,684            9,684               (717)       (717)
Interest rate swaps.......             --               --                 --     (10,218)

In the ordinary course of business, the Corporation is contingently liable for performance under standby letters of credit and bank guarantees totaling approximately $337,000 and $398,000 at December 29, 2000 and December 31, 1999, respectively. In the Corporation's past experience, no material claims have been made against these financial instruments. Management of the Corporation does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

As of December 29, 2000, the Corporation had $504,800 of forward exchange contracts outstanding. These forward exchange contracts mature between 2001 and 2003. Approximately 20% of these contracts require a domestic subsidiary to sell Japanese yen and receive U.S. dollars. The remaining contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Corporation to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Corporation places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Corporation's customer base and their dispersion across different business and geographic areas. As of December 29, 2000 and December 31, 1999, the Corporation had no significant concentrations of credit risk. The Corporation had issued third-party off-balance-sheet financial guarantees totaling approximately $2,750 at year-end 2000 and 1999.

20.  BUSINESS SEGMENTS - DATA

The business of the Corporation and its subsidiaries falls within two business groups. THE ENGINEERING AND CONSTRUCTION GROUP designs, engineers and constructs petroleum, chemical, petrochemical and alternative-fuels facilities and related infrastructure, including power generation and distribution facilities, production terminals, pollution control equipment, water treatment facilities and process plants for the production of fine chemicals, pharmaceuticals, dyestuffs, fragrances, flavors, food additives and vitamins. Also, the E&C Group provides a broad range of environmental remediation services, together with related technical, design and regulatory services. THE ENERGY EQUIPMENT GROUP designs, manufactures and erects steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized-bed and conventional boilers firing coal, oil, gas, biomass and other municipal solid waste, waste wood and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOX burners. Site services related to these products encompass plant erection, maintenance engineering, plant upgrading and life extension, and plant repowering. This Group provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, this group also builds, owns and operates cogeneration, independent power production and resource recovery facilities as well as facilities for the process and petrochemical industries.

Commencing in fiscal 2000, the Power Systems Group has been combined with the Energy Equipment Group, where the rest of the Corporation's power expertise resides. The prior years amounts have been adjusted to reflect this change. This unit has a small project development team and will no longer develop waste-to-energy facilities in the United States.

The Corporation conducts its business on a global basis. The E&C Group accounted for the largest portion of the Corporation's operating revenues and operating income over the last ten years. In 2000, the Group accounted for approximately 75% of the operating revenues. The geographic dispersion of these operating revenues was as follows: 37% North America, 27% Asia, 21% Europe, 10% Middle East and 5% other. The Energy Equipment Group accounted for 25% of the operating revenues of the Corporation. The geographic dispersion of these operating revenues was as follows: 50% North America, 28% Europe, 14% Asia and 8% other.

Earnings of segments represent revenues less expenses attributable to that group or geographic area where the operating units are located. Revenues between business segments are immaterial and are eliminated in Corporate and Financial Services.

Export revenues accounts for 10.4% of operating revenues. No single customer represented 10% or more of operating revenues for 2000 and 1999. In 1998, one customer (Oman LNG) accounted for approximately 11%.

Identifiable assets by group are those assets that are directly related to and support the operations of each group. Corporate assets are principally cash, investments and real estate.

Summary financial information concerning the Corporation's reportable segments is shown in the following table:


(In Millions of Dollars)

                                                                                            Corporate
                                                      Engineering                           And
                                                      and               Energy              Financial
                                            Total     Construction      Equipment           Services(1)
                                            -----     ------------      ---------           -----------
2000
----

Revenues ..........................     $  3,969.4    $  2,979.5      $  1,094.2          $ (104.3)
Interest income(2) ................           15.7          16.7             9.6             (10.6)
Interest expense(2) ...............           83.3           7.1            34.7              41.5(7)
Earnings/(loss) before income taxes           56.0          87.9            45.1             (77.0)
Income taxes/(benefits) ...........           16.5          27.7            18.0             (29.2)
Net earnings/(loss) ...............           39.5          60.2            27.1             (47.8)
Identifiable assets ...............        3,477.5       1,299.6         1,697.6             480.3
Capital expenditures ..............           45.8          33.7            10.6               1.5
Depreciation and amortization .....           57.7          22.6            32.9               2.2

1999(a)
-------

Revenues ..........................     $  3,944.1    $  3,015.9      $  1,039.7          $ (111.5)
Interest income(2) ................           13.6          17.5            13.4             (17.3)
Interest expense(2) ...............           70.2           6.8            46.5              16.9(7)
(Loss)/earnings before income taxes         (190.5)         92.0(3)       (204.1)(3)(4)      (78.4)(3)
Income (benefits)/taxes ...........          (46.9)         35.2           (56.1)            (26.0)
Net loss/(earnings) ...............         (143.6)         56.8          (148.0)            (52.4)
Identifiable assets ...............        3,438.1       1,535.8         1,600.9             301.4
Capital expenditures ..............          128.1         118.9             7.6               1.6
Depreciation and amortization .....           60.5          26.0            32.1               2.4

1998(a)*
--------

Revenues ..........................     $  4,597.0    $  3,459.5      $  1,295.5          $ (158.0)
Interest income(2) ................           19.5          21.0             9.2             (10.7)
Interest expense(2) ...............           62.5           7.9            34.9              19.7
Earnings/(loss) before income taxes           47.8          97.4             (.5)(5)         (49.1)
Income taxes/(benefits) ...........           79.3          34.1             2.4              42.8(6)
Net earnings/(loss) ...............          (31.5)         63.3            (2.9)            (91.9)
Identifiable assets ...............        3,322.3       1,543.1         1,737.8              41.4
Capital expenditures ..............          133.8         112.3            20.7               0.8
Depreciation and amortization .....           60.0          25.6            31.9               2.5

(1) Includes general corporate income and expense, the Corporation's captive insurance operation and eliminations.
(2) Includes intercompany interest charged by Corporate to the business groups on outstanding borrowings.
(3) Includes in 1999 cost realignment of $37.6 ($27.6 after tax), the pre-tax charge per group is: Engineering and Construction $19.6, Energy Equipment $2.5, and Corporate and Financial $15.5.
(4) Includes in 1999, $214.0 ($154.0 after tax) related to final settlement of the Robbins Facility and $30.6 relates to the current year operation of the Robbins Facility.
(5) Includes in 1998 a pretax loss for the Robbins Facility of $72.8 ($47.3 after tax).
(6)  Includes in 1998 a tax valuation allowance of $61.3.
(7)  Includes dividends on Preferred Security of $15.7 in 2000 and $15.2 in
     1999.

(a) Restated to reflect inclusion of Power System Group operations in the Energy Equipment Group.

*    Restated to conform to 1999 presentation (see Note 1).


                                                                   2000          1999          1998
                                                                 --------      --------      --------

EQUITY  EARNINGS/(LOSS) IN UNCONSOLIDATED  SUBSIDIARIES WERE
AS FOLLOWS:

Engineering and Construction ...............................     $    6.8      $    9.0      $    3.5
Energy Equipment ...........................................         13.2           6.8           5.1
Corporate and Financial Services ...........................                         --           (.7)
                                                                 --------      --------      --------

Total ......................................................     $   20.0      $   15.8      $    7.9
                                                                 ========      ========      ========

GEOGRAPHIC:

REVENUES:

United States ..............................................     $1,897.0      $1,430.5      $1,877.9
Europe .....................................................      2,099.5       2,533.7       2,806.2
Canada .....................................................         77.2          91.4          70.9
Corporate and Financial Services, including
     eliminations ..........................................       (104.3)       (111.5)       (158.0)
                                                                 --------      --------      --------

Total ......................................................     $3,969.4      $3,944.1      $4,597.0
                                                                 ========      ========      ========

LONG-LIVED ASSETS:

United States ..............................................     $  628.9      $  652.6      $  672.9
Europe .....................................................        228.8         358.9         338.0
Canada .....................................................          1.5           1.5           0.7
Corporate and Financial Services, including
     eliminations ..........................................         44.5          45.3          46.2
                                                                 --------      --------      --------

Total ......................................................     $  903.7      $1,058.3      $1,057.8
                                                                 ========      ========      ========

Revenues and long-lived assets are based on the country in which the contracting subsidiary is located.

21.  CONSOLIDATING FINANCIAL INFORMATION

The following represents summarized consolidating financial information as of December 29, 2000 with respect to the financial position, and for the year ended December 29, 2000, for results of operations and cash flows of the Corporation and its wholly-owned and majority-owned subsidiaries. In February 1999 Foster Wheeler USA Corporation, Foster Wheeler Energy Corporation and Foster Wheeler Energy International, Inc. issued guarantees in favor of the holders of the Corporation's 6 3/4% Notes due November 15, 2005 (the "Notes"). Each of the guarantees is full and unconditional, and joint and several. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors, because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to the Corporation.


                      CONDENSED CONSOLIDATING BALANCE SHEET
                                      as of
                                December 29, 2000
                            (In Thousands of Dollars)

                                                                                Non-
                                                            Guarantor        Guarantor
                   Assets                       FWC        Subsidiaries    Subsidiaries    Eliminations    Consolidated
                   ------                   -----------    ------------    ------------    ------------    ------------

Current assets ........................     $   391,560     $   497,486     $ 1,571,314     $  (837,384)     $ 1,622,976
Investment in subsidiaries ............         918,582         317,663         484,665      (1,720,910)
Land, buildings & equipment (net) .....          46,621          26,455         428,080          (6,122)         495,034
Notes and accounts receivable -
   long-term ..........................          48,203           5,245         155,867        (133,077)          76,238
Intangible assets (net) ...............              --          85,977         202,158              --          288,135
Other non-current assets ..............         754,246           5,735         193,070          42,094          995,145
                                            -----------     -----------     -----------     -----------      -----------

TOTAL ASSETS ..........................     $ 2,159,212     $   938,561     $ 3,035,154     $(2,655,399)     $ 3,477,528
                                            ===========     ===========     ===========     ===========      ===========

     Liabilities & Stockholders' Equity
     ----------------------------------
Current liabilities ...................     $   543,360     $   470,835     $ 1,277,792     $  (837,384)     $ 1,454,603
Long-term debt ........................         309,190              --         389,173        (137,058)         561,305
Other non-current liabilities .........         767,573           9,081         263,435        (117,558)         922,531
Preferred trust securities ............         175,000              --              --              --          175,000
                                            -----------     -----------     -----------     -----------      -----------

TOTAL LIABILITIES .....................       1,795,123         479,916       1,930,400      (1,092,000)       3,113,439
TOTAL STOCKHOLDERS'
    EQUITY ............................         364,089         458,645       1,104,754      (1,563,399)         364,089
                                            -----------     -----------     -----------     -----------      -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY ...............     $ 2,159,212     $   938,561     $ 3,035,154     $(2,655,399)     $ 3,477,528
                                            ===========     ===========     ===========     ===========      ===========

               CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA

                      For the Year Ended December 29, 2000
                            (In Thousands of Dollars)



                                                       Guarantor      Non-Guarantor
                                         FWC          Subsidiaries     Subsidiaries      Eliminations    Consolidated
                                     -----------      ------------     ------------      ------------    ------------

Revenues .......................     $   107,063      $ 1,160,716     $ 3,121,831      $  (420,255)     $ 3,969,355
Cost of operating revenues .....              --        1,083,787       2,853,660         (372,300)       3,565,147
Selling, general and adminis-
    trative, other deductions
    and minority interests .....          75,408           55,181         265,409          (47,813)         348,185

Equity in net (loss)/earnings of
     subsidiaries ..............          (3,887)           6,520              --           (2,633)              --
                                     -----------      -----------     -----------      -----------      -----------

Earnings/(loss) before income
     Taxes .....................          27,768           28,268           2,762           (2,775)          56,023
(Benefit)/provision for income
     taxes .....................         (11,726)           8,699          19,556               --           16,529
                                     -----------      -----------     -----------      -----------      -----------

Net earnings ...................          39,494           19,569         (16,794)          (2,775)          39,494

Other comprehensive loss:
    Foreign currency translation
       adjustment adjustment ...              --               --         (19,988)              --          (19,988)
    Minimum pension liability
      adjustment net of $12,000
      tax benefit ..............         (21,500)              --              --               --          (21,500)
                                     -----------      -----------     -----------      -----------      -----------

Comprehensive loss .............     $    17,994      $    19,569     $   (36,782)     $    (2,775)     $    (1,994)
                                     ===========      ===========     ===========      ===========      ===========

               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW DATA

                      For the Year Ended December 29, 2000

                            (In Thousands of Dollars)


                                                           Guarantor   Non-Guarantor
                                             FWC         Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                          ---------      ------------   ------------   ------------   ------------
Cash Flows from Operating Activities
Net cash (used)/provided by
   Operating Activities .............     $ (71,278)     $  79,743      $  40,234      $ (65,443)     $ (16,744)
                                          ---------      ---------      ---------      ---------      ---------

Cash Flows from Investing Activities
Capital expenditures ................                       (6,000)       (39,807)                       (45,807)
Proceeds from sale of properties ....                                      56,703                         56,703
(Increase)/decrease in investment and
  advances ..........................       (27,705)         1,073        (42,832)        81,586         12,122
Decrease in short-term investments ..                                      15,230                        15,230
Other ...............................                        2,891         (5,490)                       (2,599)
                                          ---------      ---------      ---------      ---------      ---------
Net cash (used)/provided by
   Investing Activities .............       (27,705)        (2,036)       (16,196)        81,586         35,649

Cash Flows from Financing Activities
Dividends to Common Stockholders ....        (9,773)                     (103,245)       103,245         (9,773)
Increase/(decrease) in short-
   term debt ........................        76,250                       (31,374)                       44,876
Proceeds from long-term debt ........                                      43,168                        43,168
Repayment of long-term debt .........       (65,000)                      (23,151)                      (88,151)
Other ...............................       112,220        (78,600)        85,614       (119,388)          (154)
                                          ---------      ---------      ---------      ---------      ---------
Net cash provided/(used) by
   Financing Activities .............       113,697        (78,600)       (28,988)       (16,143)       (10,034)

Effect of exchange rate changes on
  cash and cash equivalents .........                                      12,754                        12,754
Increase/(decrease) in cash and cash
  equivalents .......................        14,714           (893)         7,804                        21,625
Cash and cash equivalents,
  beginning of year .................        16,262          3,080        150,926                       170,268
                                          ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents, end of
  year ..............................     $  30,976      $   2,187      $ 158,730      $      --      $ 191,893
                                          =========      =========      =========      =========      =========

22.  ROBBINS SETTLEMENT

On October 21, 1999, the Corporation announced it had reached an agreement (the "Robbins Agreement") with the holders of approximately 80% of the principal amount of bonds issued in connection with the financing of the Robbins Facility. Under the Robbins Agreement, the $320,000 aggregate principal amount of existing bonds were exchanged for $273,000 aggregate principal amount of new bonds on February 3, 2000, $113,000 of which (the "Corporation-supported Robbins Bonds") will be funded by payments from the Corporation and the balance of which (the "Non-recourse Robbins Bonds") will be non-recourse to the Corporation. In addition, pursuant to the Robbins Agreement the Corporation would exit from its operating role in respect to the Robbins Facility.

Specific elements of the Robbins Agreement were as follows:

- The new Corporation-supported Robbins Bonds consist of (a) $95,000 aggregate principal amount of 7.25% amortizing terms bonds, $17,845 of which mature on October 15, 2009 and $77,155 of which mature on October 15, 2024 (see Note 9 for sinking fund requirements) and (b) $18,000 aggregate principal amount of 7% accretion bonds maturing on October 15, 2009 with all interest to be paid at maturity (the "1999D Bonds");

- The Corporation agreed to operate the Robbins Facility for the benefit of the bondholders under the earlier of the sale of the Robbins Facility or October 15, 2001, on a full-cost reimbursable basis with no operational or performance guarantees;

- Any remaining obligations of the Corporation under the $55,000 additional credit support facility in respect of the existing bonds were terminated;

- The Corporation would continue to prosecute certain pending litigation (the "Retail Rate Litigation") against various officials of the State of Illinois; (See Note 16 to Financial Statements, "Litigation and Uncertainties," below) and

- The Corporation would cooperate with the bondholders in seeking a new owner/operator for the Robbins Facility.

On December 1, 1999, three special purpose subsidiaries of the Corporation commenced reorganization proceedings under Chapter 11 of the Bankruptcy Code in order to effectuate the terms of the Robbins Agreement. On January 21, 2000, these subsidiaries' plan of reorganization was confirmed, and the plan was consummated on February 3, 2000.

On August 8, 2000, the Corporation initiated the final phase of its exit from the Robbins Facility. As part of the Robbins Agreement, the Corporation had agreed to operate the Robbins Facility subject to being reimbursed for all costs of operation. Such reimbursement did not occur and, therefore, pursuant to the Robbins Agreement, the Corporation on October 10, 2000, completed the final phase of its exit from the project. The Corporation had been administering the project companies through a Delaware business trust, which owns the project on behalf of the bondholders. As a result of its exit from the project, the Corporation is no longer administering the project companies.

In the fourth quarter of 1999, the Corporation recorded a pre-tax charge of approximately $214,000. This charge fully recognized all existing obligations of the Corporation related to the Robbins Facility, including (a) pre-paid lease expense of $45,600, (b) $20,400 of outstanding bonds issued in conjunction with the equity financing of the Robbins Facility and (c) transaction expenses of $4,500. The liability as of December 31, 1999 for all of the Corporation-supported bonds were recorded at the net present value of $133,400 with $113,000 being subordinated obligations and $20,400 as senior Corporation obligations. The Corporation is considered to be the primary obligor on these bonds. The ongoing legal expenses relating to the Retail Rate Litigation (See
Note 16 to Financial Statements, "Litigation and Uncertainties,") will be expensed as incurred.

In the third quarter of 1998 the Corporation recorded a charge of approximately $47,000 for asset impairments relating to the Robbins Facility, which was included in the $72,800 losses for 1998.

23.  COST REALIGNMENT PLAN

     The Corporation's continuing business strategy is to maintain focus on its core business segments in engineering and construction, and energy equipment. In order to remain competitive in these segments while improving margins, the Corporation reduced costs through staff reduction and closure of some smaller operating facilities. Beginning with the second quarter of 1999, these changes included the reduction of approximately 1,600 permanent positions, including 500 overhead and other support positions from its worldwide workforce. In addition, approximately 800 agency personnel within the Engineering & Construction Group were reduced during the course of 1999. The positions eliminated include engineering, clerical, support staff and manufacturing personnel.

     In connection with this cost realignment plan, the Corporation recorded charges in the third quarter of 1999 of approximately $37,600 ($27,600 after-tax). The pre-tax charge by group was as follows: $19,600 for Engineering and Construction, $2,500 for Energy Equipment Group and $15,500 for Corporate and Financial. Approximately $22,600 represents employee severance costs and related benefits and the balance represents asset write-downs and provisions for closing some offices. The charge of $37,600, was recorded in the following captions: cost of operating revenues-$17,500; selling, general and administrative expenses-$5,100; and other deductions-$15,000. The plan was completed during the first quarter of 2000 with no additional charges recorded.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

NONE



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to Foster Wheeler's Proxy Statement/Prospectus for the Annual Meeting of Shareholders to be held April 23, 2001. Certain information regarding executive officers is included in PART I hereof in accordance with General Instruction G (3) of Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to Foster Wheeler's Proxy Statement/Prospectus for the Annual Meeting of Shareholders to be held April 23, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to Foster Wheeler's Proxy Statement/Prospectus for the Annual Meeting of Shareholders to be held April 23, 2001.

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

     3 The following Exhibits are required by Item 601 of Regulation S-K and by paragraph (c) of Item 14 of Form 10-K:

     3.1 Copy of Restated Certificate of Incorporation of Foster Wheeler Corporation, dated August 12, 1996 (Incorporated by reference from
            Exhibit 3.1 to Foster Wheeler Corporation's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996 and incorporated herein by reference).

     3.2 By-Laws of Foster Wheeler Corporation, as amended January 30, 2001 (Exhibit 3.2)

     4 Foster Wheeler hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler Corporation and its consolidated subsidiaries to the Commission upon its request.

     4.1 Amended and Restated Rights Agreement dated as of September 30, 1997, between Foster Wheeler Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (Incorporated by reference from Exhibit 1.2 to Foster Wheeler's Form 8-A dated October 1, 1997.)

     10.1 Amended and Restated Revolving Credit Agreement among the Corporation, the Guarantors Signatory thereto, the Lenders Signatory thereto, and the Agents and Arrangers Signatory thereto, dated as of December 1, 1999 (Incorporated by reference from Exhibit 10.3 to Foster Wheeler's Annual Report on Form 10-K for the year ended December 31, 1999).

10.2 Amended and Restated Short-term Revolving Credit Agreement among the Corporation, the Guarantors Signatory thereto, the Lenders Signatory thereto, and the Agents and Arrangers Signatory thereto, dated as of December 1, 1999 (Incorporated by reference from Exhibit 10.4 to Foster Wheeler's Annual Report on Form 10-K for the year ended December 31, 1999).

10.3 Amendment and Consent to Amended and Restated Short-Term Revolving Credit Agreement among the Corporation, the Guarantors Signatory thereto, and the Agents and Arrangers Signatory thereto, dated as of May 31, 2000.

10.4 Form of Change in Control Agreement entered into by the Corporation and the following executive officers: H. E. Bartoli, J. Blythe, L. Fries Gardner , R. D. Iseman, T. R. O'Brien, G.A. Renaud, J. E. Schessler and R. J. Swift (Incorporated by reference from Exhibit
            10.5 to Foster Wheeler's Quarterly Report Form 10-Q for the quarter ended June 26, 1998.

12 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Preferred Shares Dividend Requirements (Exhibit 12)

21          Subsidiaries of the registrant (Exhibit 21)

23          Consent of independent accountants (Exhibit 23)

27 Financial data schedule (for the informational purposes of the Commission only).

(b)  Current Reports on Form 8-K:

     November 29, 2000 (Change in Domicile)

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

                                            FOSTER WHEELER CORPORATION

                                                          (Registrant)

Dated: March 6, 2001                  By:   /s/ Lisa Fries Gardner
      --------------                        ------------------------------
                                            Lisa Fries Gardner
                                            Vice President and Secretary



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of March 6, 2001, by the following persons on behalf of the registrant, in the capacities indicated.


      Signature                                  Title
      ---------                                  -----

/s/ Richard J. Swift                    Director, Chairman, President and
------------------------------          Chief Executive Officer
Richard J. Swift
(Principal Executive Officer)

/s/ Gilles A. Renaud                    Senior Vice President and
------------------------------          Chief Financial Officer
Gilles A. Renaud
(Principal Financial Officer)

/s/ Robin A. Kornmeyer                  Controller
------------------------------
Robin A. Kornmeyer
(Principal Accounting Officer)

/s/ Eugene D. Atkinson                  Director
------------------------------
Eugene D. Atkinson

/s/ Louis E. Azzato                     Director
------------------------------
Louis E. Azzato

/s/ John P. Clancey                     Director
------------------------------
John P. Clancey

/s/ David J. Farris                     Director
------------------------------
David J. Farris

/s/ E. James Ferland                    Director
------------------------------
E. James Ferland

/s/ Martha Clark Goss                   Director
------------------------------
Martha Clark Goss

/s/ Constance J. Horner                 Director
------------------------------
Constance J. Horner

/s/ Joseph J. Melone                    Director
------------------------------
Joseph J. Melone

/s/ John E. Stuart                      Director
------------------------------
John E. Stuart