Form 10-K/A
period 2000-12-29
FOSTER WHEELER CORP
filed 2001-05-11
CIK 38321

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

      As of February 23, 2001, 40,711,560 shares of the Registrant's Common Stock, excluding stock held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by nonaffiliates of the Registrant on such date was approximately $490,574,298 (based on the last price on that date of $12.05 per share).

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

                           FOSTER WHEELER CORPORATION

                  2000 Form 10-K/A Annual Report ("Form 10-K")

This amendment is being filed in order to include information in Footnote 10 on page 36 relating to Mandatorily Redeemable Preferred Securities, and in Footnote 21 on pages 50-57 relating to Consolidating Financial Information for 1999 and 1998 which was previously omitted. The Consolidating Financial Information for 2000 and 1999 has been conformed to the 1998 presentation. No other information has been added, deleted or changed from the original filing.

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

The unfilled orders by business group as of December 29, 2000 and December 31, 1999 are as follows:

                                                                        2000             1999
                                                                        ----             ----

Engineering and Construction..................................... $  4,534,600,000    $ 4,741,500,000
Energy Equipment.................................................    1,727,400,000      1,445,800,000
Corporate and Financial Services
        (including eliminations).................................     (119,700,000)      (136,800,000)
                                                                   ----------------   ----------------

                                                                  $  6,142,300,000    $ 6,050,500,000
                                                                  ================    ===============

Unfilled orders of projects at December 29, 2000 and December 31, 1999 consisted of:


                                                                        2000             1999
                                                                        ----             ----

Signed contracts.................................................  $ 5,619,300,000    $ 5,644,600,000
Letters of intent and contracts awarded but not finalized........      523,000,000        405,900,000
                                                                   ---------------    ---------------

                                                                   $ 6,142,300,000    $ 6,050,500,000
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

Foster Wheeler had 10,170 full-time employees on December 29, 2000. Following is a tabulation of the number of full-time employees of Foster Wheeler in each of its business groups on the dates indicated:

                                                December 29,     December 31,  December 25,
                                                   2000              1999          1998
                                                   ----              ----          ----

Engineering and Construction................         7,007            7,160         7,515
Energy Equipment............................         3,141            3,035         3,575
Corporate and Financial Services............            22               25            30
                                                   --------         -------       -------

                                                    10,170           10,220        11,120
                                                   ========         =======       =======

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

Livingston, New Jersey                   General office & engineering            31.0 acres       288,000 (1)

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

Livingston, New Jersey                   Research center                          6.7 acres         51,355

Bedminster, New Jersey                   Office                                  10.7 acres        135,000 (1)(2)

Bridgewater, New Jersey                  Undeveloped                             21.9 acres             -- (3)

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






COMPANY AND
(BUSINESS SEGMENT*)
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

BIRLESIK INSAAT VE MUHENDISLIK A.S. (BIMAS) (EC)
------------------------------------------------
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






COMPANY AND
(BUSINESS SEGMENT*)
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

   NAME                      AGE                           POSITION

Richard J. Swift             56           Chairman, President and Chief
                                                Executive Officer

Henry E. Bartoli             54           Senior Vice President - Energy
                                                Equipment Group

John C. Blythe               53           Senior Vice President - Engineering '
                                                and Construction Group

Gilles A. Renaud             54           Senior Vice President and Chief
                                                Financial Officer

Thomas R. O'Brien            62           General Counsel and Senior Vice
                                                President - Corporate Affairs

Lisa Fries Gardner           44           Vice President, Secretary and Chief
                                                Compliance Officer

Robert D. Iseman             53           Vice President and Treasurer

James E. Schessler           55           Vice President - Human Resources and
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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Corporation's common stock is traded on the New York Stock Exchange. The number of stockholders of record as of December 29, 2000 was 6,464.

                                                  THREE MONTHS ENDED
2000                                 MARCH 31    JUNE 30    SEPT. 29     DEC. 29
----                                 --------    -------    --------     -------

Cash dividends per share .......       .06         .06         .06         .06
Stock prices:
   High ........................      9.50        9.4375      8.8125      8.4375
   Low .........................      5.1875      5.8125      6.25        3.9375


                                                 THREE MONTHS ENDED
1999                                 MARCH 26    JUNE 25    SEPT. 24     DEC. 31
----                                 --------    -------    --------     -------


Cash dividends per share .......       .21         .21         .06         .06
Stock prices:
   High ........................     14.625      16.0625     14.6875     12.1875
   Low .........................     11.6875     12.0625     11.50        7.875

ITEM 6.  SELECTED FINANCIAL DATA

                                                 COMPARATIVE FINANCIAL STATISTICS
                                             (In Thousands, Except per Share Amounts)
                                                  2000           1999             1998**           1997**              1996**
                                                  ----           ----             ------           ------              ------

Revenues ...................................   $ 3,969,355   $ 3,944,074       $ 4,596,992       $ 4,172,015         $ 4,040,611
Provision for special charges ..............          --            --                --                --                24,000
Earnings/(loss) before income taxes ........        56,023      (190,526)(1)        47,789(2)         19,516(3)(4)       126,866(5)
Provision/(benefit)for income taxes ........        16,529       (46,891)(1)        79,295(2)         13,892(3)(4)        44,626(5)

Net earnings/(loss) ........................        39,494      (143,635)(1)       (31,506)(2)         5,624(3)(4)        82,240(5)
Earnings/(loss) per share:
        Basic ..............................   $       .97   $     (3.53)      $      (.77)      $       .14         $      2.03
        Diluted ............................   $       .97   $     (3.53)      $      (.77)      $       .14         $      2.02

Shares outstanding:
        Basic:
Weighted average number of shares
   outstanding .............................        40,798        40,742            40,729            40,677              40,592
        Diluted:
                Effect of stock options ....             7             *                 *               127                 167
                                               -----------   -----------       -----------       -----------         -----------
        Total diluted ......................        40,805        40,742            40,729            40,804              40,759
                                               ===========   ===========       ===========       ===========         ===========


Current assets .............................   $ 1,622,976   $ 1,615,096       $ 1,672,842       $ 1,545,271         $ 1,762,448
Current liabilities ........................     1,454,603     1,471,552         1,491,666         1,412,302           1,441,894
Working capital ............................       168,373       143,544           181,176           132,969             320,554
Land, buildings and equipment (net) ........       495,034       648,199           676,786           621,336             638,736
Total assets ...............................     3,477,528     3,438,109         3,322,301         3,186,731           3,403,587
Bank loans .................................       103,479        63,378           107,051            53,748              52,278
Long-term borrowings
   (including current installments):
        Corporate and other debt ...........       306,188       372,921           541,173           445,836             441,399
        Project debt .......................       274,993       349,501           314,303           281,360             289,721
Cash dividends per share of common stock ...   $       .24   $       .54       $       .84       $      .835         $       .81


Other data:
Unfilled orders, end of year ...............   $ 6,142,347   $ 6,050,525       $ 7,411,907       $ 7,184,628         $ 7,135,413
New orders booked ..........................     4,480,000     3,623,202         5,269,398         5,063,940           5,570,333



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

THREE YEARS ENDED DECEMBER 29, 2000
RESULTS OF OPERATIONS

                                                     CONSOLIDATED DATA
                                                2000        1999      1998
                                                ----        ----      ----

         Unfilled orders...................  $6,142.3    $6,050.5    $7,411.9
         New orders........................   4,480.0     3,623.2     5,269.4
         Revenues..........................   3,969.4     3,944.1     4,597.0

         Net earnings/(loss)...............      39.5      (143.6)      (31.5)
         Earnings/(loss) per share:
              Basic and diluted............       .97       (3.53)       (.77)


         The transactions related to the Robbins Facility had a significant adverse impact on the Corporation's results of operations in 1999 and 1998. The table below reflects the Corporation's results excluding the impact of losses related to the Robbins Facility and the 1999 cost realignment plans:

                                             2000        1999        1998
                                             ----        ----        ----

         EARNINGS/(LOSS) BEFORE INCOME
              TAXES AS REPORTED              $   56.0     $(190.5)     $ 47.8
              -----------------
         Adjusted for:
              Robbins......................    --           244.6        72.8
              Cost realignment plan........    --            37.6       --
                                             --------     -------      ------
         As adjusted.......................  $   56.0     $  91.7      $120.6
                                             ========     =======      ======

         NET EARNINGS/(LOSS) AS REPORTED    $    39.5     $(143.6)     $(31.5)
         -------------------------------
         Adjusted for:
              Robbins......................      --         173.9*      108.6*
              Cost realignment plan........      --          27.6       --
                                            ---------     -------      ------
         As adjusted....................... $    39.5     $  57.9      $ 77.1
                                            =========     =======      ======

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

Specific elements of the Robbins Agreement were as follows:

o The new Corporation-supported Robbins Bonds consist of (a) $95.0 aggregate principal amount of 7.25% amortizing terms bonds, $17.8 of which mature on October 15, 2009 and $77.2 of which mature on October 15, 2024 (see Note 9 for sinking fund requirements) and (b) $18.0 aggregate principal amount of 7% accretion bonds maturing on October 15, 2009 with all interest to be paid at maturity (the "1999D Bonds");

o The Corporation agreed to operate the Robbins Facility for the benefit of the bondholders until the earlier of the sale of the Robbins Facility or October 15, 2001, on a full-cost reimbursable basis with no operational or performance guarantees;

o Any remaining obligations of the Corporation under a $55.0 additional credit support facility in respect of the existing bonds were terminated;

o The Corporation would continue to prosecute certain pending litigation (the "Retail Rate Litigation") against various officials of the State of Illinois; (See Note 16 to Financial Statements, "Litigation and Uncertainties," below) and

o The Corporation would cooperate with the bondholders in seeking a new owner/operator for the Robbins Facility.

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

ENGINEERING AND CONSTRUCTION GROUP
                                                2000         1999       1998
                                                ----         ----       ----

         Unfilled orders...................    $4,534.6    $4,741.5   $5,867.8
         New orders........................     3,094.6     2,752.2    4,329.1
         Operating revenues................     2,933.1     2,975.5    3,422.3
         Gross earnings from operations....       184.7       189.6      206.3



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


                                               2000         1999          1998
                                               ----         ----          ----

         Unfilled orders...................  $1,727.4     $1,445.8      $1,572.6
         New orders........................   1,468.7      1,045.9       1,024.2
         Operating revenues................   1,057.4        982.5       1,240.8
         Gross earnings from operations....     139.7        129.7         183.5


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

SAFE HARBOR STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Report on Form 10-K contain forward-looking statements that are based on management's assumptions, expectations and projections about the various industries within which the Corporation operates. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Corporation cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward looking statements:

o changes in the rate of economic growth in the United States and other major intercontinental economies,
o    changes in investment by the energy, power and environmental industries,
o    changes in regulatory environment,
o    changes in project schedules,
o    changes in trade, monetary and fiscal policies worldwide,
o    currency fluctuations,
o    outcomes of pending and future litigation,
o protection and validity of patents and other intellectual property rights and
o    increasing competition by foreign and domestic companies.

For additional information about the Corporation, see the Corporation's reports on Forms 10-K, 10-Q and 8-K that were filed with the Securities and Exchange Commission from time to time.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Financial Statements
                                                                          PAGES

        Report of Independent Accountants....................................22

        Consolidated Statement of Earnings and Comprehensive Income for each of the three years in the period ended December 29, 2000.......23

        Consolidated Balance Sheet at December 29, 2000 and
              December 31, 1999       .......................................24

        Consolidated Statement of Changes in Stockholders' Equity for each of the three years in the period ended December 29, 2000.......25

        Consolidated Statement of Cash Flows for each of the three years in the period ended December 29, 2000.............................26

        Notes to Consolidated Financial Statements.........................27-59

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




PricewaterhouseCoopers LLP
Florham Park, New Jersey
January 30, 2001, except for Note 8
for which the date is March 5, 2001



                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    2000           1999           1998
                                                                    ----           ----           ----
REVENUES:
     Operating revenues .....................................   $ 3,891,361    $ 3,867,030    $ 4,536,765
     Other income (including interest:
         2000-$15,737;1999-$13,576; 1998-$19,455) ...........        77,994         77,044         60,227
                                                                -----------    -----------    -----------

         Total Revenues .....................................     3,969,355      3,944,074      4,596,992
                                                                -----------    -----------    -----------

COSTS AND EXPENSES:
     Cost of operating revenues .............................     3,565,147      3,569,196      4,166,257
     Selling, general and administrative expenses ...........       219,353        235,549        253,401
     Other deductions (including interest: 2000-$67,504;1999-
         $55,032;1998-$62,535) ..............................       109,225         97,686         79,969
     Robbins Facility write-down ............................          --          214,000         47,014
     Minority interest ......................................         3,857          2,988          2,562
     Dividends on preferred security of subsidiary trust ....        15,750         15,181           --
                                                                -----------    -----------    -----------


         Total Costs and Expenses ...........................     3,913,332      4,134,600      4,549,203
                                                                -----------    -----------    -----------

Earnings/(loss) before income taxes .........................        56,023       (190,526)        47,789

Provision/(benefit) for income taxes ........................        16,529        (46,891)        79,295
                                                                -----------    -----------    -----------

Net earnings/(loss) .........................................        39,494       (143,635)       (31,506)

Other comprehensive (loss)/income
     Foreign currency translation adjustment ................       (19,988)       (30,870)         2,538
     Minimum pension liability adjustment
         net of $12,000 tax benefit .........................       (21,500)          --             --
                                                                -----------    -----------    -----------


     Comprehensive loss .....................................   $    (1,994)   $  (174,505)   $   (28,968)
                                                                ===========    ===========    ===========

Earnings/(loss) per share:
     Basic ..................................................   $       .97    $     (3.53)   $      (.77)
                                                                ===========    ===========    ===========
     Diluted ................................................   $       .97    $     (3.53)   $      (.77)
                                                                ===========    ===========    ===========

Shares outstanding:
     Basic:
         Weighted average number of shares outstanding ......        40,798         40,742         40,729
     Diluted:
         Effect of stock options ............................             7              *              *
                                                                -----------    -----------    -----------

     Total diluted ..........................................        40,805         40,742         40,729
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
                                                                    ===========    ===========

See notes to financial statements.



                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               2000         1999         1998
                                                               ----         ----         ----

COMMON STOCK
Balance at beginning of year .............................   $  40,748    $  40,748    $  40,746
Sold under stock options: (shares: 1998-2,000) ...........        --           --              2
                                                             ---------    ---------    ---------

Balance at end of year ...................................      40,748       40,748       40,748
                                                             ---------    ---------    ---------

PAID-IN CAPITAL
Balance at beginning of year .............................     201,043      201,158      201,105
Stock option exercise price less par value ...............        --           --             49
Excess of cost of treasury stock or common stock issued
         under incentive and other plans over market value         (80)        (115)        --
Tax benefits related to stock options ....................        --           --              4
                                                             ---------    ---------    ---------

Balance at end of year ...................................     200,963      201,043      201,158
                                                             ---------    ---------    ---------

RETAINED EARNINGS
Balance at beginning of year .............................     211,529      377,147      442,848
Net earnings/(loss) for the year .........................      39,494     (143,635)     (31,506)
Cash dividends paid:
Common (per share outstanding: 2000-$.24; 1999-$.54;
        1998-$.84) .......................................      (9,773)     (21,983)     (34,195)
                                                             ---------    ---------    ---------


Balance at end of year ...................................     241,250      211,529      377,147
                                                             ---------    ---------    ---------

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year .............................     (77,219)     (46,349)     (48,887)
Change in accumulated translation adjustment
         during the year .................................     (19,988)     (30,870)       2,538
Minimum pension liability, net of $12,000 tax benefit ....     (21,500)        --           --
                                                             ---------    ---------    ---------

Balance at end of year ...................................    (118,707)     (77,219)     (46,349)
                                                             ---------    ---------    ---------

TREASURY STOCK
Balance at beginning of year .............................         238          586          295
Common stock acquired for Treasury: (shares: 2000-28,391;
         1999-71,000; 1998 - 20,000) .....................         154          860          291
Shares issued under incentive and other plans (shares:
         2000-20,556; 1999-85,023) .......................        (227)      (1,208)        --
                                                             ---------    ---------    ---------

Balance at end of year ...................................         165          238          586
                                                             ---------    ---------    ---------

TOTAL STOCKHOLDERS' EQUITY ...............................   $ 364,089    $ 375,863    $ 572,118
                                                             =========    =========    =========

See notes to financial statements.



                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                  2000        1999         1998 *
                                                                  ----        ----         ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss) ........................................   $  39,494    $(143,635)   $ (31,506)
Adjustments to reconcile net earnings/(loss) to cash flows
from operating activities:
Depreciation and amortization ..............................      57,716       60,448       59,994
Noncurrent deferred tax ....................................      (2,666)     (84,597)      59,424
Gain on sale of land, building and equipment ...............     (14,843)      (5,824)      (1,525)
Equity earnings, net of dividends ..........................      (8,882)     (11,002)      (7,869)
Robbins Resource Recovery Facility charge ..................        --        214,000       47,014
Other noncash items ........................................      (5,702)       6,382      (10,278)
Changes in assets and liabilities:
Receivables ................................................      (7,665)    (132,264)     (48,440)
Sales of receivables .......................................      11,600       38,400
Contracts in process and inventories .......................     (64,938)      44,251      (51,979)
Accounts payable and accrued expenses ......................      35,841      (15,317)       9,281
Estimated costs to complete long-term contracts ............     (54,500)      77,402      (29,681)
Advance payments by customers ..............................      19,082      (11,334)     (45,413)
Income taxes ...............................................     (17,613)     (18,890)     (16,145)
Other assets and liabilities ...............................       7,932        3,160      (30,366)
                                                               ---------    ---------    ---------
Net cash (used) by operating activities ....................     (16,744)      (5,620)     (59,089)
                                                               ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures .......................................     (45,807)    (128,086)    (133,754)
Proceeds from sale of properties ...........................      56,703      142,569        2,235
Decrease in investments and advances .......................      12,122        1,893       27,351
Decrease in short-term investments .........................      15,230       43,923       34,267
Partnership distribution ...................................      (2,599)      (4,385)      (4,256)
                                                               ---------    ---------    ---------
Net cash provided/(used) by investing activities ...........      35,649       55,914      (74,157)
                                                               ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to common stockholders ...........................      (9,773)     (21,983)     (34,195)
Repurchase of common stock .................................        (154)        (860)        (291)
Proceeds from the exercise of stock options ................        --           --             51
Increase/(decrease) in short-term debt .....................      44,876      (37,254)      48,429
Mandatorily redeemable preferred securities of
         subsidiary trust holding solely junior subordinated
         deferrable interest debentures ....................        --        169,178         --
Proceeds from long-term debt ...............................      43,168       56,797      178,022
Repayment of long-term debt ................................     (88,151)    (209,868)     (48,677)
                                                               ---------    ---------    ---------
Net cash (used)/provided by financing activities ...........     (10,034)     (43,990)     143,339
                                                               ---------    ---------    ---------
Effect of exchange rate changes on cash and cash equivalents      12,754      (16,104)       2,558
                                                               ---------    ---------    ---------
INCREASE/(DECREASE) IN CASH AND CASH
EQUIVALENTS ................................................      21,625       (9,800)      12,651
Cash and cash equivalents at beginning of year .............     170,268      180,068      167,417
                                                               ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR ...................   $ 191,893    $ 170,268    $ 180,068
                                                               =========    =========    =========
Cash paid during the year for:
Interest (net of amount capitalized) .......................   $  69,551    $  58,799    $  47,286
Income taxes ...............................................   $  33,551    $  30,526    $  27,694

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

3.  ACCOUNTS AND NOTES RECEIVABLE

The following tabulation shows the components of trade accounts and notes receivable:

                                                                December 29, December 31,
                                                                   2000         1999
                                                                   ----         ----
     From long-term contracts:
       Amounts billed due within one year...................    $ 418,285     $433,970
                                                                ---------     --------
     Retention:
        Billed:
            Estimated to be due in:
            2000............................................         -          38,615
            2001............................................       71,912       29,670
            2002............................................       27,573       13,611
            2003............................................       41,079       11,714
            2004............................................        8,270        2,478
                                                                ---------     --------
            Total billed....................................      148,834       96,088
                                                                ---------     --------

        Unbilled:
            Estimated to be due in:
            2000............................................         -         179,603
            2001............................................       93,158          883
            2002............................................       12,459            -
                                                                ---------     --------
            Total unbilled..................................      105,617      180,486
                                                                ---------     --------
            Total retentions................................      254,451      276,574
                                                                ---------     --------
            Total receivables from long-term contracts......      672,736      710,544
     Other trade accounts and notes receivable..............       30,608       30,338
                                                                ---------     --------
                                                                  703,344      740,882

     Less, allowance for doubtful accounts..................        3,379        1,413
                                                                ---------     --------
                                                                $ 699,965     $739,469
                                                                =========     ========


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

4.  CONTRACTS IN PROCESS AND INVENTORIES

Costs of contracts in process and inventories considered in the determination of cost of operating revenues are shown below:

                                                    2000         1999          1998
                                                    ----         ----          ----
      INVENTORIES
          Materials and supplies.............    $   10,663    $   11,255    $     7,960
          Finished goods.....................           357           347          1,472
                                                 ----------    ----------    -----------
                                                 $   11,020    $   11,602    $     9,432
                                                 ==========    ==========    ===========

The following tabulation shows the elements included in contract in process as related to long-term contracts:

                                                    2000          1999          1998
                                                    ----          ----          ----
      CONTRACTS IN PROCESS
      --------------------
      Costs plus accrued profits less
          earned revenues on contracts
          currently in process...............    $  633,178    $   813,939   $  986,886
      Less, progress payments................       179,869        405,508      517,837
                                                 ----------    -----------   ----------
                                                 $  453,309    $   408,431   $  469,049
                                                 ==========    ===========   ==========

5.  LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment are stated at cost and are set forth below:

                                                   2000           1999
                                                   ----           ----

      Land and land improvements.............    $  16,057     $    18,057
      Buildings..............................      109,099         118,577
      Equipment..............................      728,390         741,716
      Construction in progress...............       11,803         127,666
                                                 ---------     -----------
                                                 $ 865,349      $1,006,016
                                                 =========      ==========

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

The following chart contains the disclosures for pension and other benefits for the years 2000, 1999 and 1998.

                                                  PENSION BENEFITS               OTHER BENEFITS
                                                  ----------------               --------------
                                                 2000        1999               2000         1999
                                                 ----        ----               ----         ----
PROJECTED BENEFIT OBLIGATION (PBO)
    PBO at beginning of period ...........   $ 586,969    $ 597,997          $  77,236    $  89,861
    Service cost .........................      28,013       30,728              1,248        1,454
    Interest cost ........................      37,643       35,915              5,905        5,641
    Plan participants contributions ......       4,003        4,293                813          753
    Plan amendments ......................         175         (565)              --           (400)
    Actuarial loss/(gain) ................       8,578      (32,231)             2,111      (12,943)
    Benefits paid ........................     (35,470)     (47,228)            (7,664)      (7,130)
    Special termination benefits/other ...       4,017       (1,940)              --           --
    Foreign currency exchange rate changes     (32,109)        --                 --           --
                                             ---------    ---------          ---------    ---------
    PBO at end of period .................     601,819      586,969             79,649       77,236
                                             ---------    ---------          ---------    ---------
PLAN ASSETS
    Fair value of plan assets beginning of
      period .............................     636,890      576,668               --           --
    Actual return on plan assets .........      (7,452)      83,397               --           --
    Employer contributions ...............      11,191       11,812              6,851        6,377
    Plan participant contributions .......       4,003        4,293                813          753
    Benefits paid ........................     (34,544)     (39,138)            (7,664)      (7,130)
    Other ................................       1,186         (142)              --           --
    Foreign currency exchange rate changes     (35,284)        --                 --           --
                                             ---------    ---------          ---------    ---------
    Fair value of plan assets at end of
      period .............................     575,990      636,890               --           --
                                             ---------    ---------          ---------    ---------
FUNDED STATUS
    Funded status ........................     (25,829)      49,921            (79,649)     (77,236)
    Unrecognized net actuarial
       loss/(gain) .......................     122,618       51,261             (6,236)      (8,407)
    Unrecognized prior service cost ......      12,052       13,193            (19,813)     (21,978)
    Adjustment for the minimum liability .     (33,500)        --                 --           --
                                             ---------    ---------          ---------    ---------
    Prepaid (accrued) benefit cost .......   $  75,341    $ 114,375          $(105,698)   $(107,621)
                                             =========    =========          =========    =========


                                                    PENSION BENEFITS                    OTHER BENEFITS
                                         -----------------------------------    ----------------------------------
                                            2000         1999        1998          2000        1999          1998
                                            ----         ----        ----          ----        ----          ----
NET PERIODIC BENEFIT COST
    Service cost .....................   $ 28,013     $ 30,728     $ 29,581     $  1,248     $  1,454     $  1,008
    Interest cost ....................     37,642       35,915       35,972        5,905        5,641        6,092
    Expected return on plan assets ...    (57,022)     (52,164)     (52,534)        --           --           --
    Amortization of transition asset .         (9)      (2,969)      (3,031)        --           --           --
    Amortization of prior service cost      2,215        2,805        2,625       (2,165)      (2,164)      (2,123)
    Recognized actuarial (gain)/
      loss/other .....................       (326)       5,477         (275)         (60)        --            (46)
                                         --------     --------     --------     --------     --------     --------
    SFAS #87 net periodic pension cost     10,513       19,792       12,338        4,928        4,931        4,931
    SFAS #88 cost ....................       --          3,136 *         --           --           --         --
                                         --------     --------     --------     --------     --------     --------
    Total net periodic pension cost ..   $ 10,513     $ 22,928     $ 12,338     $  4,928     $  4,931     $  4,931
                                         ========     ========     ========     ========     ========     ========
WEIGHTED AVERAGE ASSUMPTIONS
    Discount rate ....................        6.7%         6.9%         6.3%         7.8%         8.0%         7.0%
    Long term rate of return .........        9.5%         9.5%         9.9%
    Salary scale .....................        4.2%         4.6%         4.5%


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

Assumed health care cost trend rates have a significant effect on the amounts reported for the other benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                             1-PERCENTAGE       1-PERCENTAGE
                                                             POINT INCREASE    POINT DECREASE

Effect on total of service and interest cost components.....   $    214           $    (201)
Effect on postretirement benefit obligations................      2,870              (2,685)

Health care cost trend:
2000 .......................................................      8.0%
Decline to 2011.............................................      5.0%

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

8.  CORPORATE AND OTHER DEBT

                                                                      2000        1999
                                                                      ----        ----
Corporate and other debt consisted of the following:
    Revolving Credit Agreements (average interest rate 7.65%).....  $ 85,000    $150,000
    6.75% Notes due November 15, 2005.............................   200,000     200,000
    Other.........................................................    21,188      22,921
                                                                    --------    --------
                                                                     306,188     372,921
Less, Current portion.............................................       187          74
                                                                    --------    --------
                                                                    $306,001    $372,847
                                                                    ========    ========
Principal payments are payable in annual installments of:
    2002                                                            $ 20,629
    2003                                                              85,212
    2004                                                                  62
    2005                                                             200,033
    2006                                                                  33
    Balance due in installments through 2009......................        32
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
                                                              ========

1999C BONDS. The 1999C Bonds are subject to mandatory sinking fund reduction prior to maturity at a Redemption Price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date, by application by the Trustee of funds on deposit to the credit of the 1999C Sinking Fund Installment Subaccount on October 15 in the years and in the principal amounts as follows:

                              1999C BONDS DUE 2009
               YEAR             AMOUNT             YEAR         AMOUNT

               2001            $  1,375            2006          1,940
               2002               1,475            2007          2,080
               2003               1,580            2008          2,225
               2004               1,690            2009          2,385
               2005               1,810
                                                               -------
                                                              $ 16,560
                                                              --------

                              1999C BONDS DUE 2024
               YEAR                                     AMOUNT

               2023                                  $  37,230
               2024                                     39,925
                                                     ---------
                                                        77,155
                                                     $  93,715
                                                     =========
                                    Current          $   1,375
                                    Long-term          110,340
                                                     ---------
                                                     $ 111,715
                                                     =========

See Note 22 for further information.

10.  MANDATORILY REDEEMABLE PREFERRED SECURITIES

On January 13, 1999, FW Preferred Capital Trust I, a Delaware Business Trust which is a 100% owned finance subsidiary of the Corporation, issued $175,000 in Preferred Trust Securities. The Preferred Trust Securities are fully and unconditionally guaranteed by the Corporation. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year. Such distributions may be deferred for periods up to five years. The maturity date is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004.

11.  SPECIAL-PURPOSE PROJECT DEBT


Special-purpose Subsidiary Project Debt represent debt incurred to finance the construction of cogeneration facilities or waste-to-energy projects. The notes and/or bonds are collateralized by certain assets of each project.

                                                                                  2000             1999
                                                                                  ----             ----
   The Corporation's obligations with respect to this debt are limited to guaranteeing the operating performance of the projects:
   Collateralized note payable, interest varies based on one of several money market rates (2000-year-end rate 7.495%), due
       semiannually through July 30, 2006....................................... $ 38,313(1)     $ 42,793
   Floating/Fixed Rate Resource Recovery Revenue Bonds, interest varies based on tax-exempt money market rates (2000-year-end rate 5.10%), due semiannually February 1, 2001 through
       February 1, 2010.........................................................   32,848(2)       36,448
   Senior Secured Notes, interest 11.443%
       due annually April 15, 2001 through 2015................................    42,500(3)            -
   Solid Waste Disposal and Resource Recovery System Revenue Bonds, interest
       7.125% to 7.5%, due annually December 1, 2001
       through 2010.............................................................  105,746(4)      113,135
   Resource Recovery Revenue Bonds, interest 7.9% to 10%, due
       annually December 15, 2001 through 2012..................................   55,586(5)       59,710
   Collateralized note payable, interest varies based on LIBOR rates............      -            97,415
                                                                                ---------        --------
                                                                                  274,993         349,501
   Less, Current portion........................................................   19,689          19,594
                                                                                ---------        --------
                                                                                $ 255,304        $329,907
                                                                                =========        ========


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


     Principal payments are payable in annual installments of:
          2002........................................................  $ 23,316
          2003........................................................    26,827
          2004........................................................    25,796
          2005........................................................    27,765
          2006........................................................    29,672
          Balance due in installments through 2015....................   121,928
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

                                                    DECEMBER 29, 2000    DECEMBER 31, 1999
                                                    -----------------    -----------------
    BALANCE SHEET DATA:
    Current assets..............................      $146,277               $104,084
    Other assets (primarily buildings
         and equipment).........................       603,665                506,620
    Current liabilities.........................        48,604                 48,562
    Other liabilities (primarily long-
         Term debt).............................       529,182                410,199
    Net assets..................................       172,156                151,943

    INCOME STATEMENT DATA FOR THE YEAR:
    Total revenues..............................      $213,076               $130,077
    Income before income taxes..................        46,757                 34,546
    Net earnings................................        33,029                 29,947


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

13. INCOME TAXES

The components of earnings/(loss) before income taxes for the years 2000, 1999 and 1998 were taxed under the following jurisdictions:

                                                       2000         1999       1998
                                                       ----         ----       ----

   Domestic......................................   $  (33,477)   $(320,702)  $(39,858)
   Foreign.......................................       89,500      130,176     87,647
                                                    ----------    ---------   --------
      Total......................................   $   56,023    $(190,526)  $ 47,789
                                                    ==========    =========   =======

The provision/(benefit) for income taxes on those earnings was as follows:

                                                       2000          1999       1998
                                                       ----          ----       ----

   Current tax expense:
      Domestic...................................   $   2,116     $  15,469   $  1,550
      Foreign....................................      15,094        66,687     41,816
                                                    ---------     ---------   --------
      Total current..............................      17,210        82,156     43,366
                                                    ---------     ---------   --------
   Deferred tax (benefit)/expense:
      Domestic...................................     (12,729)     (109,154)    47,600
      Foreign....................................      12,048       (19,893)   (11,671)
                                                    ---------     ----------  ---------
      Total deferred.............................        (681)     (129,047)    35,929
                                                    ----------    ----------  --------

   Total provision/(benefit) for income taxes....   $  16,529     $ (46,891)  $ 79,295
                                                    =========     ==========  ========

Deferred tax liabilities (assets) consist of the following:

                                                          2000       1999
                                                          ----       ----

   Difference between book and tax
      depreciation...............................   $  72,195     $  91,380
   Pension assets................................      22,881        36,036
   Capital lease transactions....................       9,733        10,748
   Revenue recognition...........................      16,736        25,744
   Other.........................................         740         1,392
                                                    ---------     ---------
   Gross deferred tax liabilities................     122,285       165,300
                                                    ---------     ---------

   Current taxability of estimated costs to
      complete long-term contracts...............      (5,750)       (5,469)
   Income currently taxable deferred for
      financial reporting........................      (5,491)       (5,591)
   Expenses not currently deductible for tax
      purposes...................................    (132,898)     (166,414)
   Investment tax credit carryforwards...........     (30,251)      (30,251)
   Postretirement benefits other than pensions...     (51,070)      (61,895)
   Asbestos claims...............................      (7,963)       (6,370)
   Minimum tax credits...........................     (10,263)      (11,371)
   Foreign tax credits...........................     (13,763)      (38,197)




                                                        2000          1999
                                                        ----          ----
   Other.........................................     (58,615)      (45,274)
   Valuation allowance...........................      71,816        96,250
                                                    ---------     ---------
   Net deferred tax assets.......................    (244,248)     (274,582)
                                                    ----------    ----------
                                                    $(121,963)    $(109,282)
                                                    ==========    ==========



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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before income taxes, as a result of the following:


                                                      2000       1999         1998
                                                      ----       ----         ----
     Tax provision/(benefit) at U.S.
        statutory rate.............................    35.0%     (35.0)%       35.0%
     State income taxes, net of Federal
        income tax benefit.........................     6.7       (4.0)         3.1
     Increase in valuation allowance...............     -          5.2        128.2
     Difference in estimated income taxes on
        foreign income and losses, net of
        previously provided amounts................    (7.5)       7.9         (1.1)
     Other                                             (4.7)       1.3          0.7
                                                      --------   --------    ------
                                                       29.5%     (24.6)%      165.9%
                                                      ========  =======      ======

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

15.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                            THREE MONTHS ENDED
2000                                                          MARCH 31       JUNE 30       SEPT. 29       DEC. 29
----                                                        -----------    -----------   -----------    -----------

Operating revenues......................................   $   822,036   $ 1,004,979   $ 1,008,350    $ 1,055,996
Gross earnings from operations .........................        80,478        81,856        81,776         82,104
Net earnings ...........................................         8,372         8,647        10,145         12,330

Earnings per share:
      Basic ............................................   $       .21   $       .21   $       .25    $       .30

      Diluted ..........................................   $       .21   $       .21   $       .25    $       .30


Shares outstanding:
      Basic:
           Weighted average number of shares outstanding        40,776        40,795        40,805         40,815
      Diluted:
           Effect of stock options .....................             1            13            10              0
                                                           -----------   -----------   -----------    -----------


      Total diluted ....................................        40,777        40,808        40,815         40,815
                                                           ===========   ===========   ===========    ===========



1999                                                       MARCH 26(A)    JUNE 25(A)  SEPT. 24(A)(B)   DEC. 31(A)(C)
----                                                       -----------    ----------- --------------   -------------


Operating revenues .....................................   $   998,770   $   854,958   $   940,062    $ 1,073,240
Gross earnings from operations .........................        85,541        66,663        62,586         83,044

Net earnings/(loss) ....................................        15,403         5,385       (22,910)      (141,513)

Earnings/(loss) per share:
      Basic ............................................   $       .38   $       .13   $      (.56)   $     (3.47)
      Diluted ..........................................   $       .38   $       .13   $      (.56)   $     (3.47)

Shares outstanding:
      Basic:
           Weighted average number of shares outstanding        40,730        40,732        40,746         40,760
      Diluted:
           Effect of stock options .....................             0            11             *              *
                                                           -----------   -----------   -----------    -----------

      Total diluted ....................................        40,730        40,743        40,746         40,760
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

A summary of claim activity for the three years ended December 29, 2000 is as follows:


                                                           CLAIMS

                                           2000         1999           1998
                                           ----         ----           ----

      Balance, beginning of year          73,600        62,400        65,000
      New claims                          41,300        30,700        23,900
      Claims resolved                     22,800        19,500        26,500
                                          ------        ------        ------
      Balance, end of year                92,100        73,600        62,400
                                          ------        ------        ------


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

                                                           2000        1999          1998
                                                           ----        ----          ----

         Net earnings/(loss) - as reported.......        $  39,494    $(143,635)     $(31,506)
                                                         =========    ==========     =========
         Net earnings/(loss) - pro forma.........        $  38,022    $(145,550)     $(33,656)
                                                         =========    ==========     =========
         Earnings/(loss) per share as reported
            Basic................................           $.97          $(3.53)     $ (.77)
            Diluted                                         $.97            *              *

         Earnings/(loss) per share - pro forma
            Basic................................           $.93         $ (3.57)     $ (.83)
            Diluted                                         $.93            *              *

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                  2000            1999             1998
                                  ----            ----             ----
  Dividend yield................   3.18%          5.89%             3.04%
  Expected volatility...........  59.20%         48.70%            33.10%
  Risk free interest rate.......   6.46%          4.90%             5.64%
  Expected life (years).........   5.0            5.0               5.0

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

     Information regarding these option plans for the years 2000, 1999 and 1998 is as follows:

                                                                 2000                      1999                       1998
                                                                 ----                      ----                       ----
                                                                 Weighted-                  Weighted-                  Weighted-
                                                                 Average                    Average                    Average
                                                                 Exercise                   Exercise                   Exercise
                                                    SHARES       PRICE        SHARES        PRICE        SHARES        PRICE
                                                    ------       -----        ------        -----        ------        -----

Options outstanding, beginning of year...........   2,508,362     $ 27.66     1,816,802       $32.79    1,408,303      $34.32
Options exercised................................     --              --             --         --         (2,000)      25.41
Options granted..................................     671,486        8.76       698,500        14.17      414,000       27.62
Options cancelled or expired.....................     (42,227)      18.96        (6,940)       14.84       (3,501)      37.92
                                                    ---------                ----------                 ---------
Options outstanding, end of year.................   3,137,621     $ 23.73     2,508,362       $27.66    1,816,802      $32.79
                                                    =========                ==========                 =========

Option price range at end of year................    $6.34375 to              $11.34375 to                 $14.50 to
                                                     $45.6875                 $ 45.6875                  $45.6875

Option price range for exercised shares..........        --                       --                     $22.1250 to
                                                                                                         $28.6875

Options available for grant at end of year.......   1,192,180                 1,847,166                   741,416
                                                    =========                 =========                 =========

Weighted-average fair value of options,
Granted during the year..........................   $    3.38                     $4.20                     $7.97


Options exercisable at end of year...............   2,265,468                 1,607,279                 1,198,941

Weighted-average of exercisable options at
end of year......................................  $    28.63                    $33.10                    $33.56


The following table summarizes information about fixed-price stock options outstanding at December 29, 2000:

                                                       OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE

                                    Weighted-
                                       Number          Average            Weighted-             Number            Weighted-
             Range of               Outstanding       Remaining            Average            Exercisable          Average
         EXERCISE PRICES            AT 12/29/00   CONTRACTUAL LIFE     EXERCISE PRICE         AT 12/29/00       EXERCISE PRICE
         ---------------            -----------   ----------------     --------------         -----------       --------------

  22.0625       to     28.6875          39,500           1 year                23.24                39,500            23.24
  26.9375       to     27.4375          76,833           2 years               27.33                76,833            27.33
  27.4375       to     28.75            89,667           3 years               28.49                89,667            28.49
  32.9375       to     40.0625         160,834           4 years               36.04               160,834            36.04
  29.75         to     35.25           372,467           5 years               30.19               372,467            30.19
  42.1875       to     45.6875         255,584           6 years               42.63               255,584            42.63
  36.9375       to     37.25           379,500           7 years               36.96               379,500            36.96
  27.50         to     27.625          414,000           8 years               27.62               343,667            27.62
  11.34375      to     15.0625         679,750           9 years               14.16               547,416            14.32
   6.34375      to     10.00           669,486           10 years               8.76                   -               -
                                   -----------                                                 -----------

   6.34375      to     45.6875       3,137,621                                                   2,265,468
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

CARRYING AMOUNTS AND FAIR VALUES - The estimated fair values of the Corporation's financial instruments are as follows:

                                                                  2000                                      1999
                                                                  ----                                      ----
                                              CARRYING AMOUNT              FAIR VALUE       CARRYING AMOUNT         FAIR VALUE
Nonderivatives:
Cash and short-term investments.......              $193,709                $193,709               $187,321          $187,321
Long-term debt........................              (581,181)               (579,494)              (722,422)         (703,844)

Derivatives:
Foreign currency contracts............                 9,684                   9,684                   (717)             (717)
Interest rate swaps...................                  -                       -                          -          (10,218)

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

Summary financial information concerning the Corporation's reportable segments is shown in the following table:
(In Millions of Dollars)

                                                                                                   Corporate
                                                           Engineering                             And
                                                           and                 Energy              Financial
                                             TOTAL         CONSTRUCTION        EQUIPMENT           SERVICES(1)
                                             -----         ------------        ---------           -----------
2000

Revenues................................  $ 3,969.4         $ 2,979.5          $ 1,094.2           $  (104.3)
Interest income(2)......................       15.7              16.7                9.6               (10.6)
Interest expense(2).....................       83.3               7.1               34.7                41.5(7)
Earnings/(loss) before income taxes.....       56.0              87.9               45.1               (77.0)
Income taxes/(benefits).................       16.5              27.7               18.0               (29.2)
Net earnings/(loss).....................       39.5              60.2               27.1               (47.8)
Identifiable assets.....................    3,477.5           1,299.6            1,697.6               480.3
Capital expenditures....................       45.8              33.7               10.6                 1.5
Depreciation and amortization...........       57.7              22.6               32.9                 2.2

1999 (A)

Revenues................................  $ 3,944.1         $ 3,015.9          $ 1,039.7           $  (111.5)
Interest income(2)......................       13.6              17.5               13.4               (17.3)
Interest expense(2).....................       70.2               6.8               46.5                16.9(7)
(Loss)/earnings before income taxes.....     (190.5)             92.0(3)          (204.1)(3)(4)        (78.4)(3)
Income (benefits)/taxes.................      (46.9)             35.2              (56.1)              (26.0)
Net loss/(earnings).....................     (143.6)             56.8             (148.0)              (52.4)
Identifiable assets.....................    3,438.1           1,535.8            1,600.9               301.4
Capital expenditures....................      128.1             118.9                7.6                 1.6
Depreciation and amortization...........       60.5              26.0               32.1                 2.4

1998 (A)*

Revenues................................  $ 4,597.0         $ 3,459.5          $ 1,295.5           $  (158.0)
Interest income(2)......................       19.5              21.0                9.2               (10.7)
Interest expense(2).....................       62.5               7.9               34.9                19.7
Earnings/(loss) before income taxes.....       47.8              97.4                (.5) (5)          (49.1)
Income taxes/(benefits).................       79.3              34.1                2.4                42.8(6)
Net earnings/(loss).....................      (31.5)             63.3               (2.9)              (91.9)
Identifiable assets.....................    3,322.3           1,543.1            1,737.8                41.4
Capital expenditures....................      133.8             112.3               20.7                 0.8
Depreciation and amortization...........       60.0              25.6               31.9                 2.5

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

(a) Restated to reflect inclusion of Power System Group operations in the Energy Equipment Group.

*    Restated to conform to 1999 presentation (see Note 1).





                                                                              2000                  1999                      1998
                                                                              ----                  ----                      ----

EQUITY  EARNINGS/(LOSS) IN UNCONSOLIDATED  SUBSIDIARIES WERE
AS FOLLOWS:

Engineering and Construction...........................                  $     6.8           $      9.0                 $     3.5
Energy Equipment.......................................                       13.2                  6.8                       5.1
Corporate and Financial Services.......................                                               -                     (.7)
                                                                         ---------             -----------            ----------

Total..................................................                  $    20.0            $    15.8                 $     7.9
                                                                         =========            =========                 =========

GEOGRAPHIC:

REVENUES:

United States..........................................                  $ 1,897.0             $1,430.5                  $1,877.9
Europe.................................................                    2,099.5              2,533.7                   2,806.2
Canada.................................................                       77.2                 91.4                      70.9
Corporate and Financial Services, including
     eliminations......................................                     (104.3)              (111.5)                   (158.0)
                                                                        -----------            ---------                ----------

Total..................................................                   $3,969.4             $3,944.1                  $4,597.0
                                                                          ========             ========                  ========

LONG-LIVED ASSETS:

United States..........................................                  $   628.9             $  652.6                  $  672.9
Europe.................................................                      228.8                358.9                     338.0
Canada.................................................                        1.5                  1.5                       0.7
Corporate and Financial Services, including
     eliminations......................................                       44.5                 45.3                      46.2
                                                                         ---------            ---------                ----------

Total..................................................                   $  903.7             $1,058.3                  $1,057.8
                                                                          ========             ========                  ========


Revenues and long-lived assets are based on the country in which the contracting subsidiary is located.

21.  CONSOLIDATING FINANCIAL INFORMATION

The following represents summarized consolidating financial information as of December 29, 2000 and December 31, 1999, with respect to the financial position, and for each of three years in the period ended December 29, 2000 for results of operations and cash flows of the Corporation and its wholly-owned and majority-owned subsidiaries. In February 1999 Foster Wheeler USA Corporation, Foster Wheeler Energy Corporation and Foster Wheeler Energy International, Inc. issued guarantees in favor of the holders of the Corporation's 6 3/4% Notes due November 15, 2005 (the "Notes"). Each of the guarantees is full and unconditional, and joint and several. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors, because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to the Corporation.


                           FOSTER WHEELER CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                      as of
                                December 29, 2000
                            (In Thousands of Dollars)

                                                                                 Non-Guarantor
                                                                 Guarantor        SUBSIDIARIES
                   ASSETS                         FWC           SUBSIDIARIES                         ELIMINATIONS      CONSOLIDATED

Current assets..........................      $   391,560       $   497,486       $ 1,571,314         $(837,384)       $ 1,622,976
Investment in subsidiaries..............          918,582           317,663           139,008        (1,375,253)
Land, buildings & equipment (net).......           46,621            26,455           428,080            (6,122)           495,034
Notes and accounts receivable -
   long-term............................           48,203             5,245           330,867          (308,077)            76,238
Intangible assets (net).................            -                85,977           202,158             -                288,135
Other non-current assets................          754,246             5,735           193,070            42,094            995,145
                                            -------------     -------------     -------------     -------------      -------------

TOTAL ASSETS                                $   2,159,212      $    938,561       $ 2,864,497       $(2,484,742)       $ 3,477,528
                                            =============     =============     =============     ==============     =============

     LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities.....................      $   543,360       $   470,835     $   1,277,792     $    (837,384)     $   1,454,603
Long-term debt..........................          309,190             -               389,173          (137,058)           561,305
Other non-current liabilities...........          657,233             9,081           263,435          (117,558)           812,191
Subordinated Robbins obligations..                110,340                                                                  110,340
Preferred trust securities..............          175,000                 -           175,000         (175,000)            175,000
                                            -------------     -------------     ------------------------------------ -------------

TOTAL LIABILITIES                               1,795,123           479,916         2,105,400        (1,267,000)         3,113,439
TOTAL STOCKHOLDERS'
    EQUITY..............................          364,089           458,645           759,097        (1,217,742)           364,089
                                            -------------     -------------     -------------     --------------     -------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY.................      $ 2,159,212      $    938,561       $ 2,864,497       $(2,484,742)       $ 3,477,528
                                            =============     =============     =============       ============     =============



                           FOSTER WHEELER CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                      as of
                                December 31, 1999
                            (In Thousands of Dollars)



                                                                Guarantor       Non-Guarantor
                   ASSETS                        FWC           SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED

Current assets..........................       $391,364          $419,956       $1,558,601          $(754,825)        $1,615,096
Investment in subsidiaries..............        915,470           303,241          109,756         (1,328,467)
Land, buildings & equipment (net).......         47,461            27,709          579,555             (6,526)           648,199
Notes and accounts receivable -
   long-term............................         68,691             8,395          385,515           (367,075)            95,526
Intangible assets (net).................                           88,450          213,044                               301,494
Other non-current assets................        544,224                20          188,796              44,754           777,794
                                             ----------          --------       ----------        ------------        ----------

TOTAL ASSETS                                 $1,967,210          $847,771       $3,035,267        $(2,412,139)        $3,438,109
                                             ==========          ========       ==========        ============        ==========

     LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities.....................       $469,832           392,751       $1,365,793          $(756,824)        $1,471,552
Long-term debt..........................        383,251                            513,057           (193,554)           702,754
Other non-current liabilities...........        451,549             8,256          253,058           (111,638)           601,225
Subordinated Robbins obligations...             111,715                                                                  111,715
Preferred trust securities..............       175,000                             175,000          (175,000)            175,000
                                             ----------          --------       ----------        ------------        ----------


TOTAL LIABILITIES                             1,591,347           401,007        2,306,908         (1,237,016)         3,062,246
TOTAL STOCKHOLDERS'
    EQUITY..............................        375,863           446,764          728,359         (1,175,123)           375,863
                                             ----------          --------       ----------        ------------        ----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY.................     $1,967,210          $847,771       $3,035,267        $(2,412,139)        $3,438,109
                                             ==========          ========       ==========        ============        ==========



                           FOSTER WHEELER CORPORATION
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                      For the Year Ended December 29, 2000
                            (In Thousands of Dollars)


                                                              Guarantor         Non-Guarantor
                                               FWC            SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED

 Operating revenues................                           $1,157,227           $3,106,434        $(372,300)        $3,891,361
 Other income.......................         $107,063              3,489               15,397          (47,955)            77,994
                                         ------------      -------------     ----------------     -------------     -------------
     Total revenues.................          107,063          1,160,716            3,121,831         (420,255)         3,969,355

 Cost of operating revenues.........                -          1,083,787            2,853,660         (372,300)         3,565,147
 Selling, general and adminis-
     trative expenses...............           14,886             51,611              152,856                -            219,353
 Other deductions and minority
     Interest(*).......................        60,522              3,570              112,695          (47,955)           128,832
 Equity in net earnings of
      subsidiaries..................           (3,887)             6,520                  -             (2,633)                -
                                         -------------       -----------       --------------     -------------     ------------

 Earnings/(loss) before income
      taxes.........................           27,768             28,268                2,620           (2,633)            56,023
 (Benefit)/provision for income
      taxes.........................          (11,726)             8,699               19,556               -              16,529
                                         -------------     -------------       --------------     ------------      -------------

 Net earnings.......................           39,494             19,569             (16,936)          (2,633)            39,494


 Other comprehensive loss:
     Foreign currency translation
        adjustment..................          (19,988)            (6,585)             (17,462)          24,047            (19,988)
 adjustment...................
     Minimum pension liability
       adjustment net of $12,000
       tax benefit......................      (21,500)                -                   -                -              (21,500)
                                         -------------       -----------       --------------     ------------      --------------

 Comprehensive earnings/(loss)           $     (1,994)        $   12,984         $    (34,398)    $     21,414      $      (1,994)
                                         =============        ==========         =============    ============      ==============

(*) Includes interest expense and dividends on preferred securities of $83,254.


                           FOSTER WHEELER CORPORATION
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                      For the Year Ended December 31, 1999
                            (In Thousands of Dollars)


                                                             Guarantor         Non-Guarantor
                                              FWC            SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED

 Operating revenues................                          $  845,553           $3,391,965        $(370,488)        $3,867,030
 Other income.......................         $78,381              5,501               58,582          (65,420)            77,044
                                        ------------      -------------     ----------------     -------------     -------------
     Total revenues.................          78,381            851,054            3,450,547         (435,908)         3,944,074

 Cost of operating revenues                                     806,789            3,132,895         (370,488)         3,569,196
 Selling, general and adminis-
     trative expenses...............          29,286             39,797              166,466                             235,549
 Other deductions, minority
     interests and Robbins Facility
     write-down(**).................         247,244              9,439              138,592          (65,420)           329,855
 Equity in net earnings of
      Subsidiaries..................          (7,177)            14,645                                (7,468)
                                        -------------        ----------         ------------     -------------     --------------

 (Loss)/earnings before income
      taxes.........................        (205,326)             9,674               12,594           (7,468)          (190,526)
 (Benefit)/provision for income
      taxes.........................         (61,691)            (1,596)              16,396                             (46,891)
                                        -------------        -----------        ------------     ------------      -------------

 Net (loss)/earnings(*).............        (143,635)            11,270               (3,802)          (7,468)          (143,635)

 Other comprehensive loss:
     Foreign currency translation
        adjustment..................         (30,870)           (17,020)             (19,788)          36,808            (30,870)
                                        -------------        -----------        -------------    ------------      --------------
 adjustment...................

 Comprehensive (loss)/earnings          $   (174,505)        $   (5,750)        $    (23,590)    $     29,340      $    (174,505)
                                        =============        ===========        =============    ============      ==============


 (*) Includes a provision of $37,600 ($27,600 after tax) for cost realignment and a charge totaling $244,600 ($173,900 after tax) of which $214,000 relates to the Robbins Facility write-down and $30,600 relates to the current year operations of the Robbins Facility.
(**) Includes interest expense and dividends on preferred securities of $70,213.




                           FOSTER WHEELER CORPORATION
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                      For the Year Ended December 25, 1998
                            (In Thousands of Dollars)

                                                             Guarantor         Non-Guarantor
                                              FWC            SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED

 Operating revenues................                          $1,367,056           $3,728,361        $(558,652)        $4,536,765
 Other income.......................         $58,156              3,137               49,710          (50,776)            60,227
                                        ------------      -------------       --------------     -------------     -------------
     Total revenues.................          58,156          1,370,193            3,778,071         (609,428)         4,596,992

 Cost of operating revenues                                   1,295,334            3,429,575         (558,652)         4,166,257
 Selling, general and adminis-
     trative expenses...............          21,013             47,509              184,879                             253,401
 Other deductions, minority
     interests and Robbins
     Facility write-down(**)........          34,264              8,180              137,877          (50,776)           129,545
 Equity in net earnings of
      subsidiaries..................          27,860             18,536                               (46,396)
                                        ------------      -------------       --------------     -------------     -------------

 Earnings/(loss) before income
     taxes..........................          30,739             37,706               25,740          (46,396)            47,789
 Provision for income
      taxes.........................          62,245              8,154                8,896                              79,295
                                        ------------      -------------       --------------     -------------     -------------


 Net (loss)/earnings(*).............         (31,506)            29,552              16,844         ( 46,396)           (31,506)

 Other comprehensive earnings:
     Foreign currency translation
        adjustment..................           2,538              1,350                3,646           (4,996)             2,538
                                        ------------      -------------       --------------     -------------     -------------
 adjustment...................

 Comprehensive (loss)/earnings          $    (28,968)        $   30,902          $    20,490     $    (51,392)     $     (28,968)
                                        =============        ==========          ===========     =============     ==============


 (*) Includes a charge for the Robbins Facility of $72,800 ($47,300 after tax) of which $47,000 relates to the Robbins Facility write-down and $25,800 relates to the current year operations and a provision of $61,300 for an increase in the income tax valuation allowance for a total after-tax charge of $108,600.
(**) Includes interest expense of $62,535.



                           FOSTER WHEELER CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

                      For the Year Ended December 29, 2000

                            (In Thousands of Dollars)

                                                                  Guarantor         Non-Guarantor
                                              FWC               SUBSIDIARIES         SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED

CASH FLOWS FROM OPERATING
   ACTIVITIES
NET CASH (USED)/PROVIDED BY
   OPERATING ACTIVITIES..............    $       (71,278)       $     79,743       $    (63,011)      $     37,802      $  (16,744)
                                        -----------------    ---------------      -------------       -------------   -------------


CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures.................                                 (6,000)           (39,807)                           (45,807)
Proceeds from sale of properties.....                                                    56,703                             56,703
(Increase)/decrease in investment and
advances.............................            (27,705)              1,073            (42,832)            81,586          12,122
Decrease in short-term
       investments...................                                                    15,230                             15,230
Other................................                                  2,891             (5,490)                            (2,599)
                                        ----------------     ---------------      --------------      ------------    -------------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES..............            (27,705)             (2,036)           (16,196)            81,586          35,649

CASH FLOWS FROM FINANCING
   ACTIVITIES
Dividends to Common
           Stockholders..............             (9,773)                                                                   (9,773)
Increase/(decrease) in short-
   term debt.........................             76,250                                (31,374)                            44,876
Proceeds from long-term debt.........                                                    43,168                             43,168
Repayment of long-term debt..........            (65,000)                               (23,151)                           (88,151)
Other................................            112,220             (78,600)            85,614           (119,388)           (154)
                                        ----------------     ----------------     -------------       -------------   -------------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES.............             113,697             (78,600)            74,257           (119,388)        (10,034)

Effect of exchange rate changes on
cash and cash equivalents............                                                    12,754                             12,754
Increase/(decrease) in cash and cash
equivalents..........................             14,714                (893)             7,804                             21,625
Cash and cash equivalents,
        beginning of year............             16,262               3,080            150,926                            170,268
                                        ----------------     ---------------      -------------       ------------    ------------
Cash and cash equivalents, end of
year                                    $         30,976     $         2,187       $    158,730       $     -           $  191,893
                                        ================     ===============      =============       ============    ============






                           FOSTER WHEELER CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

                      For the Year Ended December 31, 1999
                            (In Thousands of Dollars)

                                                                 Guarantor         Non-Guarantor
                                             FWC               SUBSIDIARIES         SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED

CASH FLOWS FROM OPERATING
   ACTIVITIES
NET CASH PROVIDED/(USED) BY
   OPERATING ACTIVITIES..............       $  14,126            $ 12,608           $(60,047)          $ 27,693       $  (5,620)
                                            ---------            --------           ---------          --------       ----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures.................                              (5,419)          (122,667)                          (128,086)
Proceeds from sale of properties.....                                 214            142,355                            142,569
(Increase)/decrease in investment and
advances.............................         (66,883)             20,400            (34,837)            83,213           1,893
Decrease in short-term
        investments..................                                                 43,923                             43,923
Other................................                               3,391             (7,776)                            (4,385)
                                            ---------          ----------        ------------       -----------       ----------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES..............         (66,883)             18,586             20,998             83,213          55,914
                                            ----------          ---------         ----------         ----------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES
Dividends to Common
        Stockholders.................         (21,983)                                                                  (21,983)
Issuance of trust preferred
        securities...................         169,178                                                                   169,178
(Decrease)/increase in short-
   term debt.........................         (20,000)                               (17,254)                           (37,254)
Proceeds from long-term debt.........                                                 56,797                             56,797
Repayment of long-term debt..........        (190,000)                               (19,868)                          (209,868)
Other................................         118,104             (34,666)            26,608           (110,906)           (860)
                                            ---------           ----------        ----------          ----------     -----------
NET CASH PROVIDED/(USED) BY
 FINANCING ACTIVITIES................          55,299             (34,666)            46,283           (110,906)        (43,990)
                                            ---------           ----------        ----------          ----------      ----------

Effect of exchange rate changes on
cash and cash equivalents............                                                (16,104)                           (16,104)
Increase/(decrease) in cash and cash
equivalents..........................           2,542              (3,472)            (8,870)                            (9,800)
Cash and cash equivalents,
    beginning of year................          13,720               6,552            159,796                            180,068
                                            ---------           ---------         ----------       ------------       ---------
Cash and cash equivalents, end of
year                                        $  16,262           $   3,080           $150,926        $         0        $170,268
                                            =========           =========           ========        ===========        ========





                           FOSTER WHEELER CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                      For the Year Ended December 25, 1998
                            (In Thousands of Dollars)

                                                                Guarantor         Non-Guarantor
                                            FWC               SUBSIDIARIES         SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED

CASH FLOWS FROM OPERATING
   ACTIVITIES
NET CASH (USED)/PROVIDED BY
   OPERATING ACTIVITIES..............   $ (102,460)      $      80,010         $  (69,001)        $   32,362     $   (59,089)
                                        -----------      -------------        ------------        ----------     ------------


CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures.................                          (10,492)          (123,262)                          (133,754)
Proceeds from sale of properties.....                              854              1,381                              2,235
(Increase)/decrease in investment and
advances.............................      (55,976)            (18,305)            26,238             75,394          27,351
Decrease in short-term
        investments..................                                              34,267                             34,267
Other................................                            2,076             (6,332)                            (4,256)
                                        ----------       -------------        ------------        ----------     ------------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES..............      (55,976)            (25,867)           (67,708)            75,394         (74,157)
                                        -----------      --------------       ------------        ----------     ------------

CASH FLOWS FROM FINANCING
   ACTIVITIES
Dividends to Common
        Stockholders.................      (34,195)                                                                  (34,195)
Increase in short-term debt..........       20,000                                 28,429                             48,429
Proceeds from long-term debt.........      135,000                                 43,022                            178,022
Repayment of long-term debt..........      (22,000)                               (26,677)                           (48,677)
Other................................       41,802             (50,162)           115,876           (107,756)           (240)
                                        ----------       --------------       -----------         -----------    ------------
NET CASH PROVIDED/(USED) BY
 FINANCING ACTIVITIES................      140,607             (50,162)           160,650           (107,756)        143,339
                                        ----------       --------------       -----------         -----------    -----------

Effect of exchange rate changes on
cash and cash equivalents............                                               2,558                              2,558
(Decrease)/increase in cash and cash
equivalents..........................      (17,829)              3,981             26,499                             12,651
Cash and cash equivalents,
        beginning of year............       31,549               2,571            133,297                            167,417
                                        ----------       -------------        -----------         ----------     -----------
Cash and cash equivalents, end of
year                                    $   13,720        $      6,552          $ 159,796         $0               $ 180,068
                                        ==========       =============        ===========         ============   ===========

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

Specific elements of the Robbins Agreement were as follows:
o The new Corporation-supported Robbins Bonds consist of (a) $95,000 aggregate principal amount of 7.25% amortizing terms bonds, $17,845 of which mature on October 15, 2009 and $77,155 of which mature on October 15, 2024 (see Note 9 for sinking fund requirements) and (b) $18,000 aggregate principal amount of 7% accretion bonds maturing on October 15, 2009 with all interest to be paid at maturity (the "1999D Bonds");
o The Corporation agreed to operate the Robbins Facility for the benefit of the bondholders under the earlier of the sale of the Robbins Facility or October 15, 2001, on a full-cost reimbursable basis with no operational or performance guarantees;
o Any remaining obligations of the Corporation under the $55,000 additional credit support facility in respect of the existing bonds were terminated;
o The Corporation would continue to prosecute certain pending litigation (the "Retail Rate Litigation") against various officials of the State of Illinois; (See Note 16 to Financial Statements, "Litigation and Uncertainties," below) and
o The Corporation would cooperate with the bondholders in seeking a new owner/operator for the Robbins Facility.

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

                                                  FOSTER WHEELER CORPORATION

                                                         (Registrant)

Dated MAY 9, 2001                        By:       /S/ LISA FRIES GARDNER
      -----------                                  -----------------------------
                                                  Lisa Fries Gardner
                                                  Vice President and Secretary



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of May 9, 2001, by the following persons on behalf of the registrant, in the capacities indicated.

         SIGNATURE                                          TITLE


/S/ GILLES A. RENAUD                              Senior Vice President and
-----------------------------
Gilles A. Renaud                                  Chief Financial Officer
(Principal Financial Officer)

/S/ ROBIN A. KORNMEYER                            Controller
------------------------------
Robin A. Kornmeyer
(Principal Accounting Officer)