Form 10-Q
period 2001-03-20
FOSTER WHEELER CORP
filed 2001-05-14
CIK 38321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                        FOR THE TRANSITION PERIOD FROM TO


                         COMMISSION FILE NUMBER 1-286-2


                           FOSTER WHEELER CORPORATION
                  ------------------------------------------
             (Exact name of registrant as specified in its charter)


                  NEW YORK                                  13-1855904
------------------------------------------           --------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)


PERRYVILLE CORPORATE PARK, CLINTON, NJ                       08809-4000
--------------------------------------               -------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:    (908) 730-4000
                                                    ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,779,560 shares of the Corporation's common stock ($1.00 par value) were outstanding as of March 30, 2001.

                           FOSTER WHEELER CORPORATION

                                      INDEX



Part I            Financial Information:

         Item 1 - Financial Statements:

                  Condensed Consolidated Balance Sheet at March 30, 2001 and December 29, 2000

                  Condensed Consolidated Statement of Earnings and Comprehensive Income for the Three Months Ended
                  March 30, 2001 and March 31, 2000

                  Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 30, 2001 and March 31, 2000

                  Notes to Condensed Consolidated Financial Statements


         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Part II            Other Information

         Item 1 - Legal Proceedings

         Item 4 - Submission of Matters to a Vote of Security Holders

         Item 6 - Exhibits and Reports on Form 8-K

Signatures

                          PART I FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)

                                                                 March 30, 2001   December 29,
                                                                   (UNAUDITED)        2000
                                                                   ----------         ----
                                  ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ................................   $   158,930    $   191,893
     Short-term investments ...................................         2,613          1,816
     Accounts and notes .......................................       824,203        889,166
        receivable
     Contracts in process and inventories .....................       498,572        464,329
     Prepaid, deferred and refundable income taxes ............        46,526         50,316
     Prepaid expenses .........................................        26,507         25,456
                                                                  -----------    -----------
         Total current assets .................................     1,557,351      1,622,976
                                                                  -----------    -----------
Land, buildings and equipment .................................       855,395        865,349
Less accumulated depreciation .................................       372,173        370,315
                                                                  -----------    -----------
         Net book value .......................................       483,222        495,034
                                                                  -----------    -----------
Notes and accounts receivable - long-term .....................        76,709         76,238
Investment and advances .......................................       116,418        120,551
Intangible assets, net ........................................       282,815        288,135
Prepaid pension cost and benefits .............................       184,031        189,261
Other, including insurance recoveries .........................       589,352        588,474
Deferred income taxes .........................................        97,366         96,859
                                                                  -----------    -----------
         TOTAL ASSETS .........................................   $ 3,387,264    $ 3,477,528
                                                                  ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current installments on long-term debt ...................   $    20,044    $    19,876
     Bank loans ...............................................       100,347        103,479
     Accounts payable and accrued expenses ....................       638,281        708,515
     Estimated costs to complete long-term contracts ..........       474,703        521,277
     Advance payments by customers ............................        62,902         62,602
     Income taxes .............................................        33,350         38,854
                                                                  -----------    -----------
         Total current liabilities ............................     1,329,627      1,454,603
Corporate and other debt less current installments ............       363,180        306,001
Special-purpose project debt less current installments ........       250,844        255,304
Deferred income taxes .........................................        14,889         15,334
Postretirement and other employee benefits other than pensions        156,276        159,667
Other long-term liabilities and minority interest .............       634,598        637,190
Subordinated Robbins Facility exit funding obligations ........       110,340        110,340
Mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest
     debentures ...............................................       175,000        175,000
                                                                  -----------    -----------
         TOTAL LIABILITIES ....................................     3,034,754      3,113,439
                                                                  -----------    -----------
STOCKHOLDERS' EQUITY:
Common Stock...................................................        40,804         40,748
Paid-in capital ...............................................       201,444        200,963
Retained earnings .............................................       246,912        241,250
Accumulated other comprehensive loss ..........................      (136,468)      (118,707)
                                                                  -----------    -----------
                                                                      352,692        364,254
Less cost of treasury stock ...................................           182            165
                                                                  -----------    -----------
TOTAL STOCKHOLDERS' EQUITY ....................................       352,510        364,089
                                                                  -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY ..........................................   $ 3,387,264    $ 3,477,528
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

                                                       THREE MONTHS ENDED
                                                       ------------------
                                                  MARCH 30, 2001  MARCH 31, 2000
                                                  --------------  --------------
Revenues:
    Operating revenues .........................   $    682,643    $    822,036
    Other income ...............................         15,592          14,260
                                                   ------------    ------------

    Total revenues .............................        698,235         836,296
                                                   ------------    ------------

Costs and expenses:
    Cost of operating revenues .................        607,685         741,558
    Selling, general and adminis-
       trative expenses ........................         51,397          54,101
    Other deductions/minority
       interest ................................         24,709          23,011
    Dividends on preferred security
       of subsidiary trust .....................          3,937           3,937
                                                   ------------    ------------

    Total costs and expenses ...................        687,728         822,607
                                                   ------------    ------------

Earnings before income taxes ...................         10,507          13,689
Provisions for income taxes ....................          2,402           5,317
                                                   ------------    ------------

Net earnings ...................................          8,105           8,372

Other comprehensive loss:
    Foreign currency translation
       adjustment ..............................        (17,716)        (12,115)
    Change in unrealized losses on derivative
       instruments, net of tax .................         (6,345)
    Cumulative effect on prior years
         (to December 29, 2000) of
         change in accounting principle
         for derivatives, net of tax ...........          6,300
                                                   ------------    ------------


Comprehensive loss .............................   $     (9,656)   $     (3,743)
                                                   ============    ============

Earnings per share:
    Basic ......................................   $        .20    $        .21
                                                   ============    ============
    Diluted ....................................   $        .20    $        .21
                                                   ============    ============

Shares outstanding:
    Basic ......................................     40,834,909      40,776,234
    Diluted ....................................        310,261             338
                                                   ------------    ------------

    Total diluted ..............................     41,145,170      40,776,572
                                                   ============    ============
Cash dividends paid per
    Common share ...............................   $        .06    $        .06
                                                   ============    ============


See notes to condensed consolidated financial statements.



                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)
                                                                THREE MONTHS ENDED
                                                                ------------------
                                                        MARCH 30, 2001   MARCH 31, 2000
                                                        --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ...............................................   $   8,105    $   8,372
Adjustments to reconcile net earnings to cash flows from
    operating activities:
Depreciation and amortization ..............................      13,873       15,086
Deferred tax ...............................................        (612)       1,011
Equity earnings, net of dividends ..........................      (2,782)      (4,546)
Other ......................................................        (127)      (3,869)
Changes in assets and liabilities:
Receivables ................................................      38,231       55,562
Contracts in process and inventories .......................     (23,300)     (26,155)
Accounts payable and accrued expenses ......................     (48,742)     (59,528)
Estimated costs to complete long-term contracts ............     (51,757)      14,637
Advance payments by customers ..............................       3,247       19,999
Income taxes ...............................................      (1,804)       3,798
Other assets and liabilities ...............................      (2,401)      (5,726)
                                                               ---------    ---------
NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES ...........     (68,069)      18,641
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures .......................................      (9,009)     (11,208)
Proceeds from sale of properties ...........................         259          798
Decrease in investments and advances .......................       7,587        5,316
(Increase)/decrease in short-term investments ..............        (804)       1,982
Partnership distributions ..................................      (1,367)      (2,599)
                                                               ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES ......................      (3,334)      (5,711)
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend to stockholders ...................................      (2,443)      (2,443)
Repurchase of common stock .................................         (37)         (83)
Proceeds from exercise of stock options ....................         531         --
Increase in short-term debt ................................       5,160       22,569
Proceeds from long-term debt ...............................      50,012        3,321
Repayment of long-term debt ................................      (4,300)     (14,067)
                                                               ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..................      48,923        9,297
                                                               ---------    ---------

Effect of exchange rate changes on cash and cash equivalents     (10,483)      (4,780)
                                                               ---------    ---------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS ...........     (32,963)      17,447
Cash and cash equivalents at beginning of year .............     191,893      170,268
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................   $ 158,930    $ 187,715
                                                               =========    =========

Cash paid during period:
Interest (net of amount capitalized) .......................   $  10,945    $   9,855
Income taxes ...............................................   $   2,556    $   4,329

See notes to condensed consolidated financial statements.

                   FOSTER WHEELER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. The condensed consolidated balance sheet as of March 30, 2001, and the related condensed consolidated statements of earnings and comprehensive income and cash flows for the three month period ended March 30, 2001 and March 31, 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in Foster Wheeler Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 2000 filed with the Securities and Exchange Commission on March 6, 2001, as amended by the Form 10K/A, (2000 Form 10-K) filed with the Securities and Exchange Commission on May 11, 2001. The Condensed Consolidated Balance Sheet as of December 29, 2000 has been derived from the audited Consolidated Balance Sheet included in the 2000 Form 10-K. A summary of Foster Wheeler Corporation's significant accounting policies is presented on pages 27, 28 and 29 in its 2000 Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the 2000 Form 10-K when reviewing interim financial results. There has been no material change in the accounting policies followed by Foster Wheeler Corporation (hereinafter referred to as "Foster Wheeler" or the "Corporation") during the first quarter of 2001, except for the adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", as discussed in Note 8.

2. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, and contingencies, among others. As of March 30, 2001 and December 29, 2000, costs of approximately $175,000 were included in assets, primarily in receivables and contracts in process, representing amounts expected to be realized from claims to customers. These claims have been recognized in accordance with the AICPA's Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts". This Statement requires that it be probable that the claim will result in additional contract revenue and the amount can be reliably estimated. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings. Accordingly, it is possible that the amounts realized could differ materially from the balances included in the financial statements. Management believes that these matters will be resolved without a material effect on the Corporation's financial position or results of operations.

3. The Corporation maintains two revolving credit agreements (the "Revolving Credit Agreements") consisting of a $270,000 multi-year facility dated December 1, 1999 that expires on February 12, 2003 and a 364 day facility in the amount of $76,250 dated May 31, 2000 that expires on May 30, 2001. In 2001, the Corporation and the banks that are party to the Revolving Credit Agreements consented to amend those agreements (the "Amendments") on two occasions. The first Amendments provided for the following: (i) provisions associated with the planned change of domicile to Bermuda, (ii) provisions associated with the potential monetization, as previously announced, of certain build, own and operated assets, and (iii) the modification of certain financial covenants. The second amendment was only for the long-term revolving credit agreement. This amendment allows Foster

     Wheeler LLC to make payments to Foster Wheeler Ltd. in amounts sufficient to pay amounts due on the notes. The Revolving Credit Agreements require, among other things, that the Corporation maintain a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Corporation was in compliance with the covenants under the Revolving Credit Agreements as amended as of March 30, 2001.

     Loans under the Revolving Credit Agreements bear interest at a floating rate and are used for general corporate purposes. At March 30, 2001, $135,000 was borrowed under the Long-Term Revolving Credit Agreement and $76,250 was borrowed under the Short-Term Revolving Credit Agreement. These amounts appear on the Consolidated Balance Sheet under the captions "Corporate and Other Debt" and "Bank Loans", respectively. The Corporation pays various fees to the lenders under these agreements.

     The Corporation is also permitted to allocate a portion of its available credit under the Long-Term Revolving Credit Agreement for the issuance of standby letters of credit. Such amounts are not recorded as funded indebtedness, and at March 30, 2001, $111,180 of such standby letters of credit were outstanding.

     On January 13, 1999 FW Preferred Capital Trust I, a Delaware Business Trust which is a 100% owned finance subsidiary of the Corporation, issued $175,000 in Preferred Trust Securities. The Preferred Trust Securities are fully and unconditionally guaranteed by the Corporation. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year. Such distributions may be deferred for periods up to five years. The maturity date is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004.

4. In connection with the Robbins agreements referred to in PART II, ITEM 1 - LEGAL PROCEEDINGS, Foster Wheeler agreed to fund, on a subordinated basis, the following:

          (a) 1999C Bonds 7 1/4% interest, installments due October 15, 2009

                ($16,560) and October 15, 2024 ($77,155)              $   93,715

          (b) 1999D Bonds accrued at 7% due October 15, 2009              18,000
                                                                      ----------

                           Total                                        $111,715
                                                                      ==========

     1999C BONDS. The 1999C Bonds are subject to mandatory sinking fund reduction prior to maturity at a Redemption Price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date.

5. At March 30, 2001, a total of 4,240,801 shares of common stock were reserved for issuance under various stock option plans; of this total, 586,180 were not under option.

6. Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed based on the basic plus the dilution of stock options. In 1999, the Corporation adopted The Directors Deferred Compensation and Stock Award Plan (the "Plan"). Under the Plan, each non-management director is credited annually with share units of the Corporation's common stock. In addition, each non-management director may elect to defer receipt of compensation for services rendered as a director, which deferred amount is credited to his or her account in the form of share units. The Corporation makes a supplemental contribution equal to 15% of the deferred amount. For the three months ended March 30, 2001, 12,806 share units were credited in participants' accounts. As of March 30, 2001, 101,081 share units were credited in participants' accounts and are included in the calculation of basic earnings per share.

7.   Interest income and cost for the following periods are:

                                                THREE MONTHS ENDED
                                                ------------------
                                       MARCH 30, 2001           MARCH 31, 2000
                                       --------------           --------------

                 Interest Income           $ 3,438                 $  2,750
                                           =======                 ========
                 Interest Cost             $20,895                 $ 20,886
                                           =======                 ========

     Included in the interest cost is interest capitalized on self-constructed assets, which was $130 and $1,475 for the quarters ended March 30, 2001 and March 31, 2000, respectively. Interest cost for the three months ended March 30, 2001 and March 31, 2000, also included $3,937 for dividends on Preferred Trust Securities.

8. Effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133", and Statement of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB Statement No. 133. These statements requires that all derivative instruments be reported on the balance sheet at fair value.

     The Corporation operates on a worldwide basis. The Corporation's activities expose it to risks related to the effect of changes in the foreign-currency exchange rates. The Corporation maintains a foreign-currency risk-management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows that may arise from volatility in currency exchange rates. These items have been designated as cash flow hedges. The Corporation does not engage in currency speculation. The Corporation's forward exchange contracts do not subject the Corporation to significant risk from exchange rate movement because gains and losses on such contracts offset losses and gains, respectively, in the transactions being hedged. The Corporation is exposed to credit loss in the event of non-performance by the counter-parties. All of these counter- parties are significant financial institutions that are primarily rated A or better by Standard & Poor's or A2 or better by Moody's. The amount of unrealized gains owed to the Corporation by counter-parties at March 30, 2001 is $17,762 and is included in Contracts in process and inventories. The amount of unrealized losses owed by the Corporation to the counter-parties at March 30, 2001 is $17,832 and is included in Estimated costs to complete long-term contracts. A $45 net of tax loss was recorded in Other Comprehensive Income as of March 30, 2001.

     The Corporation formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The Corporation also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items. Changes in the fair value of these derivatives are recorded in other comprehensive income until earnings are affected by the recognition of the foreign exchange gains and losses associated with the hedged forecasted transaction. Such amounts, if they occur, will be included in operating revenues or cost of operating revenues. Any hedge amount by which the changes in fair value of the derivative exceed the recognition of the foreign exchange gains and losses associated with the hedged forecasted transactions, is recorded in current period earnings as other income or other deductions. There were no amounts excluded from the assessment of hedge effectiveness and there was no hedge ineffectiveness for the three months ended March 30, 2001. No amounts were reclassified to earnings during the first quarter in connection with forecasted transactions that are no longer considered probable of occurring.

     The Corporation recorded a $6,300 net of tax cumulative-effect adjustment in the comprehensive income relating to fair value of hedging instruments as of December 30, 2000 (The first day of the new fiscal year). As of March 30, 2001, $2,995 of deferred net losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified as earnings during the next twelve months based upon the realization of the forecasted cash flows of the transactions. As of December 29, 2000, $5,045 of deferred net gains on derivative instruments accumulated in other comprehensive income was expected to be reclassified as earnings during the next twelve months based upon the recognition of the foreign exchange gains and losses associated with the hedged forecasted transactions. The maximum term over which the Corporation is hedging exposure to the variability of cash flows is thirty six months.


     A reconciliation of current period changes, net of applicable income taxes, in accumulated other comprehensive income relating to derivatives qualifying as cash flow hedges are as follows:

           Transition adjustment as of December 30, 2000          $6,300
           Current period declines in fair value                  (5,645)
           Reclassifications to earnings                            (700)
                                                                ---------

           Balance at March 30, 2001                            $    (45)
                                                                =========

9. In the third quarter 1998, a subsidiary of the Corporation entered into a three-year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. The agreement contains certain covenants and provides for various events of termination. At March 30, 2001 and December 29, 2000, $50,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade balance in the Condensed Consolidated Balance Sheet.


10. On April 23, 2001, the Corporation's shareholders approved the reorganization that will result in the shareholders owning shares of a Bermuda company, Foster Wheeler Ltd.

11. In the ordinary course of business, the Corporation and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Corporation by customers alleging deficiencies in either equipment design or plant construction. Based on its knowledge of the facts and circumstances surrounding such claims and of its insurance coverage for such claims, if any, management of the Corporation believes that the disposition of such suits will not result in charges against assets or earnings materially in excess of amounts previously provided for in the accounts.


     The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970s and prior. As of March 30, 2001, there were approximately 102,800 claims pending. During the first quarter of 2001, approximately 13,300 new claims have been filed and approximately 2,600 were either settled or dismissed without payment. The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage was $8,900 in the first quarter of 2001.

     The Corporation continues to actively manage the claims and to negotiate with certain insurance carriers concerning the limits of coverage provided during different time periods. The Corporation has recorded an asset relating to probable insurance recoveries and a liability related to probable losses. During 2000 there were a number of companies that petitioned courts for protection under Federal Bankruptcy Laws as a result of the burden of litigation relating to asbestos, which has effectively reduced the number of potential defendants. In the first quarter of 2001, lawsuits commenced among the Corporation and its insurers to determine their respective rights and responsibilities. Management of the Corporation after consultation with counsel, has considered the litigation, the financial viability and legal obligations of its insurance carriers and believes that except for those insurers that have become or may become insolvent, for which a reserve has been provided, the insurers or their guarantors will continue to adequately fund claims and defense costs relating to asbestos litigation. It should be noted that the estimate of the assets and liabilities related to asbestos claims and recovery is subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainty as to the ultimate number of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies currently involved in litigation, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes.

On November 30, 1999, the United States District Court for the Northern District of Texas handed down a final judgment in the case of KOCH ENGINEERING COMPANY, INC. ET AL VS. GLITSCH, INC., ET AL. Glitsch, Inc. (now known as Tray, Inc.) is an indirect subsidiary of the Corporation. This lawsuit, which claimed damages for patent infringement and trade secret misappropriations, has been pending for over 17 years. The judgment awarded compensatory damages of $20,900 plus prejudgment interest in an amount yet to be calculated by the Court and punitive damages equal to 50% of compensatory damages, or approximately $10,500. While the Court has not finally determined the amount of pre-judgement interest, it has preliminarily ruled that pre-judgement interest on actual patent infringement damages will be based on an annualized 90-day Treasury bill rate calculation. The Court also ruled that post-judgement interest will be paid at a rate of 5.471% on all actual damages from November 30, 1999 until paid. If the Court adopts the plaintiff's pre-judgement interest calculations, the award of pre-judgement interest could amount to approximately $14,800 with respect to the patent infringement damages and approximately $8,200 for the trade secret misappropriation. Tray, Inc. has various motions for relief from the judgment which are presently pending before the trial court. Tray, Inc. believes it has reasonable grounds to appeal the judgement as it has been advised by counsel that the Court's decision contains numerous legal and factual errors subject to reversal on appeal. While Tray, Inc. believes it has reasonable grounds to prevail on appeal, the ultimate outcome cannot be determined.

In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden County Waste-to-Energy project. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues are not expected to be sufficient to service the debt on outstanding bonds, which were issued to construct the plant and to acquire a landfill for Camden County's use. The debt, although reflected in the consolidated financial statements of the Corporation, has been issued by the Pollution Control Financing Authority of Camden County. This debt is collateralized by a pledge of certain revenues and assets of the project but not the plant. The Corporation's obligation is to fund the debt to the extent the project generates a positive cash flow. The Corporation has filed suit against the involved parties, including the State of New Jersey, seeking, among other things, to void the applicable contracts and agreements governing this project. Pending final outcome of the litigation and results of legislative initiatives in New Jersey to resolve the issues relating to the debt obligations associated with the project, management believes that the plant will continue to operate at full capacity while receiving market rates for waste disposal. However, at the same time, management cannot determine the ultimate effect of these events on the project.

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

     On December 1, 1999, three special purpose subsidiaries of the Corporation commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code in order to effectuate the terms of the Robbins Agreement. On January 21, 2000, these subsidiaries' plan of reorganization was confirmed, and the plan was consummated on February 3, 2000.

     On August 8, 2000, the Corporation initiated the final phase of its exit from the Robbins Facility. As part of the Robbins Agreement, the Corporation had agreed to operate the Robbins Facility for the benefit of the bondholders for no more than 2 years or earlier if a buyer could be found for the plant, subject to being reimbursed for all costs of operation. Such reimbursement did not occur and, therefore, under the Robbins Agreement, the Corporation on October 10, 2000, completed the final phase of its exit from the project. The Corporation had been administering the project companies through a Delaware business trust, which owns the project on behalf of the bondholders. As a result of its exit from the project, the Corporation is no longer administering the project companies. At about this time, the project companies commenced new reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. In May 2001, The Corporation reached agreement with the debtor project companies and the requisite holders of the bonds favorably resolving issues related to the exit from the project.

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

     Several of the Corporation's former subsidiaries associated with the Robbins Facility received a Complaint for Injunction and Civil Penalties from the State of Illinois, dated April 28, 1998 (amended in July 1998) alleging primarily state air violations at the Robbins Facility (PEOPLE OF THE STATE OF ILLINOIS V. FOSTER WHEELER ROBBINS, INC., filed in Circuit Court of Cook County, Illinois, County Department, Chancery Division). The United States Environmental Protection Agency commenced a related enforcement action at approximately the same time. (EPA-5-98-IL-12 and EPA-5-98-IL-13). Although the complaint seeks substantial civil penalties for numerous violations of up to $50.0 for each violation, with an additional penalty of $10.0 for each day of each violation, the maximum allowed under the statute, and an injunction against continuing violations, the relevant subsidiaries have reached a staff-level agreement in principle with the state on a Consent Decree that will resolve all violations. The Corporation's liability, if any, is not expected to be material.

     The Corporation has brought various project claims against customers for amounts in excess of the agreed contract price or amounts not included in the original contract price. These involve claims by the Corporation for additional costs arising from changes in the initial scope of work or from customer caused delays. The costs associated with these changes or customer caused delays include additional direct costs, such as increased labor or material costs as a result of the additional work, and also costs that are imposed by virtue of the delays in the project.

     The ultimate legal and financial liability in respect to all claims, lawsuits and proceedings cannot be estimated with certainty. As additional information concerning the estimates used become known, the Corporation reassesses its position both with respect to gain contingencies and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change relate to legal matters, which are subject to change as events evolve and as additional information becomes available during the administration and litigation process.

12. Changes in equity for the three months ended March 30, 2001 were as follows:


                                                                                                  ACCUMULATED
                                                                                                    OTHER
                                             COMMON STOCK             PAID-IN       RETAINED     COMPREHENSIVE
                                       SHARES          AMOUNT         CAPITAL       EARNINGS         LOSS
                                       ------          ------         -------       --------         ----

Balance December 29, 2000             40,747,668    $    40,748    $   200,963    $   241,250   $  (118,707)

Net earnings                                                                            8,105

Dividends paid - common                                                                (2,443)
Purchase of treasury stock
Foreign currency translation
    adjustment                                                                                      (17,716)
Cumulative effect on prior years
(to December 29, 2000) of
    change in accounting
    principle for derivatives, net
    of tax                                                                                            6,300
Current period declines in fair
value, net of tax                                                                                    (5,645)
Reclassification to earnings                                                                           (700)

Stock option exercise price
    and par value                         56,500             56            475

Shares issued under incentive
    plan and other plans                                                     6
                                     -----------    -----------    -----------    -----------   -----------

Balance March 30, 2001                40,804,168    $    40,804    $   201,444    $   246,912   $  (136,468)
                                     ===========    ===========    ===========    ===========   ===========





                                                                       TOTAL
                                            TREASURY STOCK         STOCKHOLDERS'
                                         SHARES          AMOUNT       EQUITY
                                         ------          ------       ------


Balance December 29, 2000                (24,616)   $      (165)   $   364,089

Net earnings                                                             8,105

Dividends paid - common                                                 (2,443)
Purchase of treasury stock                (3,000)           (37)           (37)
Foreign currency translation
    adjustment                                                         (17,716)
Cumulative effect on prior years
(to December 29, 2000) of
    change in accounting
    principle for derivatives, net
    of tax                                                               6,300
Current period declines in fair
value, net of tax                                                       (5,645)
Reclassification to earnings                                              (700)
Stock option exercise price
    and par value                                                          531

Shares issued under incentive
    plan and other plans                   3,008             20             26
                                     -----------    -----------    -----------

Balance March 30, 2001                   (24,608)   $      (182)   $   352,510
                                     ===========    ===========    ===========



13.      Major Business Groups

                                                       THREE MONTHS ENDED
                                                 MARCH 30, 2001   MARCH 31, 2000
                                                 --------------   --------------

ENGINEERING & CONSTRUCTION
--------------------------
       Revenues                                       $ 473,552       $ 615,964
       Gross earnings from operations                    41,122          46,387
       Interest expense                                     250             642
       Earnings before income taxes                      18,800          20,004

ENERGY EQUIPMENT
----------------
       Revenues                                       $ 238,635       $ 232,823
       Gross earnings from operations                    33,595          33,459
       Interest expense                                   6,074           9,018
       Earnings before income taxes                       9,753           9,364

CORPORATE AND FINANCIAL SERVICES (1)
------------------------------------
       Revenues                                       $ (13,952)      $ (12,491)
       Gross earnings from operations                       242             632
       Interest expense (2)                              14,441           9,751
       Loss before income taxes                         (18,046)        (15,679)

TOTAL
-----
       Revenues                                       $ 698,235       $ 836,296
       Gross earnings from operations                    74,959          80,478
       Interest expense (2)                              20,765          19,411
       Earnings before income taxes                      10,507          13,689
       Provision for income taxes                         2,402           5,317
                                                      ---------       ---------

       Net earnings                                   $   8,105       $   8,372
                                                      =========       =========



(1)    Includes intersegment eliminations.
(2)    Includes dividend on Preferred Trust Securities.

14.  Consolidating Financial Information

     The following represents summarized consolidating financial information as of March 30, 2001 and December 29, 2000, with respect to the financial position, and for the three months ended March 30, 2001, and March 31, 2000, for results of operations and cash flows of the Corporation and its wholly-owned and majority-owned subsidiaries. In February 1999, Foster Wheeler USA Corporation, Foster Wheeler Energy Corporation and Foster Wheeler Energy International, Inc. issued guarantees in favor of the holders of the Corporation's 6 3/4% Notes due November 15, 2005 (the "Notes"). Each of the guarantees is full and unconditional, and joint and several. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors, because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to the Corporation.


                           FOSTER WHEELER CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                            (In Thousands of Dollars)

                                 March 30, 2001

                                                           GUARANTOR     NON-GUARANTOR
                     ASSETS                     FWC       SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                     ------                     ---       ------------   ------------  ------------    ------------

Current assets                              $   403,865    $   514,739   $ 1,485,003   $  (846,256)   $ 1,557,351
Investment in subsidiaries                      911,934        311,739       114,196    (1,337,869)          --
Land, buildings & equipment (net)                47,409         25,219       416,614        (6,020)       483,222
Notes and accounts receivable - long-term        48,363          3,741       331,941      (307,336)        76,709
Intangible assets (net)                            --           85,358       196,181         1,276        282,815
Other non-current assets                        753,770          5,734       187,408        40,255        987,167
                                            -----------    -----------    ----------   -----------    -----------

TOTAL ASSETS                                $ 2,165,341    $   946,530   $ 2,731,343   $(2,455,950)   $ 3,387,264
                                            ===========   ===========   ===========    ===========    ===========

       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities                         $   510,741    $   478,903   $ 1,186,239   $  (846,256)   $ 1,329,627
Long-term debt                                  359,190           --         391,846      (137,012)       614,024
Other non-current liabilities                   657,560          9,081       255,526      (116,404)       805,763
Subordinated Robbins Obligations                110,340                                                   110,340
Preferred trust securities                      175,000           --         175,000      (175,000)       175,000
                                            -----------    -----------    ----------   -----------    -----------

TOTAL LIABILITIES                             1,812,831        487,984     2,008,611    (1,274,672)     3,034,754
TOTAL STOCKHOLDERS'
    EQUITY                                      352,510        458,546       722,732    (1,181,278)       352,510
                                            -----------    -----------    ----------   -----------    -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                     $ 2,165,341    $   946,530   $ 2,731,343   $(2,455,950)   $ 3,387,264
                                            ===========    ===========   ===========   ===========    ===========



                           FOSTER WHEELER CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                            (In Thousands of Dollars)

                                December 29, 2000


                                                           Guarantor    Non-Guarantor
          ASSETS                               FWC       SUBSIDIARIES   SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
          ------                               ---       ------------   ------------ ------------  ------------

Current assets                             $   391,560   $   497,486   $ 1,571,314   $  (837,384)   $ 1,622,976
Investment in subsidiaries                     918,582       317,663       139,008    (1,375,253)
Land, buildings & equipment (net)               46,621        26,455       428,080        (6,122)       495,034
Notes and accounts receivable -
   long-term                                    48,203         5,245       330,867      (308,077)        76,238
Intangible assets (net)                           --          85,977       202,158          --          288,135
Other non-current assets                       754,246         5,735       193,070        42,094        995,145
                                           -----------   -----------   -----------   -----------    -----------

TOTAL ASSETS                               $ 2,159,212   $   938,561   $ 2,864,497   $(2,484,742)   $ 3,477,528
                                           ===========   ===========   ===========   ===========    ===========

      LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities                        $   543,360   $   470,835   $ 1,277,792   $  (837,384)   $ 1,454,603
Long-term debt                                 309,190          --         389,173      (137,058)       561,305
Other non-current liabilities                  657,233         9,081       263,435      (117,558)       812,191
Subordinated Robbins obligations               110,340                                                  110,340
Preferred trust securities                     175,000          --         175,000      (175,000)       175,000
                                           -----------   -----------   -----------   -----------    -----------

TOTAL LIABILITIES                            1,795,123       479,916     2,105,400    (1,267,000)     3,113,439
TOTAL STOCKHOLDERS'
    EQUITY                                     364,089       458,645       759,097    (1,217,742)       364,089
                                           -----------   -----------   -----------   -----------    -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                    $ 2,159,212   $   938,561   $ 2,864,497   $(2,484,742)   $ 3,477,528
                                           ===========   ===========   ===========   ===========    ===========






                           FOSTER WHEELER CORPORATION
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                            (In Thousands of Dollars)

                        Three Months Ended March 30, 2001

                                                                Guarantor       Non-Guarantor
                                                  FWC          SUBSIDIARIES     SUBSIDIARIES        ELIMINATIONS       CONSOLIDATED

 Operating revenues                                             $ 163,480          $ 581,954           $  (62,791)       $ 682,643
 Other Income                                    $4,075             2,840             21,788              (13,111)          15,592
                                                 ------         ---------          ---------          -----------        ---------
     Total revenues                               4,075           166,320            603,742              (75,902)         698,235


 Cost of operating revenues                          -            153,761            516,715              (62,791)         607,685

 Selling, general and administrative
  expenses                                       2 ,621            13,268             35,508              -                 51,397


 Other deductions and minority
   interests(*)                                  10,969             1,471             29,317              (13,111)          28,646

 Equity in net earnings of subsidiaries          14,600            (5,964)                                 (8,636)
                                                 ------         ---------          ---------          -----------        ---------

 Earnings/(loss) before income taxes              5,085            (8,144)            22,202               (8,636)          10,507

 (Benefit)/provision for income taxes            (3,020)             (803)             6,225                  -              2,402
                                                 ------         ---------          ----------         -----------        ---------

 Net earnings/(loss)                              8,105            (7,341)            15,977               (8,636)           8,105

 Other comprehensive loss:
  Foreign currency translation
  adjustment                                    (17,716)           (5,202)           (15,679)              20,881          (17,716)

Changes in unrealized gains/(loss) on
  derivative instruments, net of tax                                3,399             (9,744)                               (6,345)

Cumulative effect on prior years (to
  December 29, 2000) of change in
  accounting principle for derivatives,
  net of tax                                                        3,535              2,765                                 6,300
                                                -------          --------           --------           ----------        ---------

Comprehensive loss                            $  (9,611)         $ (5,609)           $(6,681)          $   12,245       $   (9,656)
                                              =========          ========           ========           ==========       ==========



(*) Includes interest expense and dividends on preferred securities of $20,765.



                           FOSTER WHEELER CORPORATION
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                            (In Thousands of Dollars)

                        Three Months Ended March 31, 2000


                                                       GUARANTOR     NON-GUARANTOR
                                              FWC     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                              ---     ------------   ------------  ------------  ------------

 Operating revenues                                    $ 259,806    $ 629,457    $ (67,227)   $ 822,036
 Other income                             $   4,551          609       22,572      (13,472)      14,260
                                          ---------    ---------    ---------    ---------    ---------

      Total revenues                          4,551      260,415      652,029      (80,699)     836,296

 Cost of operating revenues                              243,098      565,687      (67,227)     741,558

 Selling, general and administrative
    expenses                                  4,902       12,165       37,034                    54,101
 Other deductions and minority
   interest(*)                               15,531        1,065       23,824      (13,472)      26,948

 Equity in net earnings of subsidiaries      19,079        2,618                   (21,697)
                                          ---------    ---------    ---------    ---------    ---------

 Earnings/ (loss) before income taxes         3,197        6,705       25,484      (21,697)      13,689

 (Benefit)/provision for income taxes        (5,175)       1,693        8,799                     5,317
                                          ---------    ---------    ---------    ---------    ---------

 Net earnings/(loss)                          8,372        5,012       16,685      (21,697)       8,372

 Other comprehensive loss:
  Foreign currency translation
  adjustment                                (12,115)      (5,304)      (9,962)      15,266      (12,115)
                                          ---------    ---------    ---------    ---------    ---------


 Comprehensive (loss)/earnings            $  (3,743)   $    (292)   $   6,723    $  (6,431)   $  (3,743)
                                          =========    =========    =========    =========    =========

(*) Includes interest expense and dividends on preferred securities of $19,411.




                           FOSTER WHEELER CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                            (In Thousands of Dollars)

                        Three Months Ended March 30, 2001

                                                    GUARANTOR    NON-GUARANTOR
                                           FWC     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                           ---     ------------   ------------  ------------ -------------
CASH FLOWS FROM OPERATING
     ACTIVITIES
NET CASH (USED)/PROVIDED BY
   OPERATING ACTIVITIES                 $  (1,659)   $ (64,083)   $  (8,960)   $   6,633    $ (68,069)
                                        ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures                                      (484)      (8,525)                   (9,009)
Proceeds from sale of properties                                        259                       259
Decrease/(increase) in investment and
advances                                    1,671                    10,209       (4,293)       7,587
Increase in short-term investments                                     (804)                     (804)
Other                                                                   (91)      (1,276)      (1,367)
                                        ---------    ---------    ---------    ---------    ---------
NET CASH PROVIDED/(USED) BY
   INVESTING ACTIVITIES                     1,671         (484)       1,048       (5,569)      (3,334)
                                        ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES
Dividends to Stockholders                  (2,443)                                             (2,443)
Increase in short-term debt                                           5,160                     5,160
Proceeds from long-term debt               50,000                        12                    50,012
Repayment of long-term debt                                          (4,300)                   (4,300)
Other                                     (67,994)      63,340        6,212       (1,064)         494
                                        ---------    ---------    ---------    ---------    ---------
NET CASH (USED)/PROVIDED BY
   FINANCING ACTIVITIES                   (20,437)      63,340        7,084       (1,064)      48,923
                                        ---------    ---------    ---------    ---------    ---------

Effect of exchange rate changes on
   Cash and cash equivalents                                        (10,483)                  (10,483)
DECREASE IN CASH AND CASH EQUIVALENTS     (20,425)      (1,227)     (11,311)                  (32,963)
Cash and cash equivalents,
beginning of period                        30,976        2,187      158,730                   191,893
                                        ---------    ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD                               $  10,551    $     960    $ 147,419    $       0    $ 158,930
                                        =========    =========    =========    =========    =========




                           FOSTER WHEELER CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                            (In Thousands of Dollars)

                        Three Months Ended March 31, 2000

                                                      GUARANTOR    NON-GUARANTOR
                                               FWC  SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                               ---  ------------    ------------  ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
NET CASH (USED)/ PROVIDED BY
   OPERATING ACTIVITIES                   $ (25,187)   $  30,396    $   1,998    $  11,434    $  18,641
                                          ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures                                      (2,349)      (8,859)                  (11,208)
Proceeds from sale of properties                                          798                       798
(Increase)/decrease in
investment and advances                        (820)                   (5,889)      12,025        5,316
Decrease in short-term
   Investments                                                          1,982                     1,982
Other                                                                  (2,599)                   (2,599)
                                          ---------    ---------    ---------    ---------    -----------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES                        (820)      (2,349)     (14,567)      12,025       (5,711)
                                          ---------    ---------    ---------    ---------    -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES
Dividends to Stockholders                    (2,443)                                             (2,443)
Increase in short-term debt                                            22,569                    22,569
Proceeds from long-term debt                                            3,321                     3,321
Repayment of long-term debt                 (10,000)                   (4,067)                  (14,067)
Other                                        31,747      (28,491)      20,120      (23,459)         (83)
                                          ---------    ---------    ---------    ---------    -----------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES                      19,304      (28,491)      41,943      (23,459)       9,297
                                          ---------    ---------    ---------    ---------    -----------

Effect of exchange rate
changes on cash and cash                                               (4,780)                   (4,780)
equivalents
(DECREASE)/INCREASE IN CASH
AND CASH EQUIVALENTS                         (6,703)        (444)      24,594                    17,447
Cash and cash equivalents,
  beginning of period                        16,262        3,080      150,926                   170,268
                                          ---------    ---------    ---------    ---------    -----------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                  $   9,559    $   2,636    $ 175,520    $       0    $ 187,715
                                          =========    =========    =========    =========    ===========




15. The Corporation owns a non-controlling equity interest in four cogeneration projects; three of which are located in Italy and one in Chile. In addition, the Corporation owns an equity interest in a hydrogen producing plant in Venezuela. Following is summarized financial information for the Corporation's equity affiliates combined, as well as the Corporation's interest in the affiliates.

                                                     MARCH 30, 2001    DECEMBER 29, 2000
                                                     --------------    -----------------
           BALANCE SHEET DATA:
           -------------------
           Current assets                                $  91,718         $   146,277
           Other assets (primarily buildings
                and equipment)                             574,266             603,665
           Current liabilities                              34,701              48,604
           Other liabilities (primarily long-
                term debt)                                 477,808             529,182
           Net assets                                      153,475             172,156

           INCOME STATEMENT DATA FOR THREE MONTHS:
           ---------------------------------------
                                                     MARCH 30, 2001      MARCH 31, 2000
                                                     --------------      --------------
           Total revenues                                $  56,046           $  52,213
           Income before income taxes                       10,984              14,163
           Net earnings                                      7,810               9,367

     As of March 30, 2001, the Corporation's share of the net earnings and investment in the equity affiliates totaled $4,696 and $116,417, respectively. Dividends of $1,914 were received during the first three months of 2001. The Corporation has guaranteed certain performance obligations of such projects. The Corporation's contingent obligations under such guarantees are approximately $2,000 per year for the four projects. The Corporation has provided a $10,000 debt service reserve letter of credit providing liquidity for debt service payments. No amount has been drawn under the letter of credit.

     In April, 2001 the Corporation successfully completed the sale of it's interest in two hydrogen production plants in South America. The net proceeds from these transactions was approximately $40.0 million. An after tax loss of $5.0 million, or approximately $.12 per share, will be recorded in the second quarter relating to these sales.


     16. The difference between the statutory and effective tax rate is predominately due to state and local taxes, certain tax credits and the favorable settlement of a contested foreign tax liability.

ITEM 2 -          MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

The following is Management's Discussion and Analysis of certain significant factors that have affected the financial condition and results of operations of the Corporation for the periods indicated below. This discussion and analysis should be read in conjunction with the 2000 Form 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 30, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

                                            CONSOLIDATED DATA

                                                  THREE MONTHS ENDED
                                                  ------------------
                                          MARCH 30, 2001          MARCH 31, 2000
                                          --------------          --------------

                 Backlog                     $   6,250.5            $6,290.6
                                             ===========            ========
             New orders                      $     950.5            $1,191.9
                                             ===========            ========
             Revenues                        $     698.2            $  836.3
                                             ===========            =========
             Net earnings                    $       8.1            $    8.4
                                             ============           ==========


The Corporation's consolidated backlog at March 30, 2001 totaled $6,250.5, which represented a decrease of 1% from the amount reported as of March 31, 2000. As of March 30, 2001, 43% of the consolidated backlog was from lump-sum work, 65% of which was for the Energy Equipment Group, and 57% was from reimbursable work. The dollar amount of backlog is not necessarily indicative of the future earnings of the Corporation related to the performance of such work. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which management has determined are likely to be performed. Although backlog represents only business which is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Corporation's control, such as changes in project schedules, the Corporation cannot predict with certainty the portion of backlog to be performed in a given year. Backlog is adjusted to reflect project cancellations, deferrals, sale of subsidiaries and revised project scope and cost. This adjustment for the three months ended March 30, 2001 was $15.9, compared with $51.5 for the three months ended March 31, 2000. Furthermore, because of the large size and uncertain timing of projects, future trends are difficult to predict.

New orders awarded for the three months ended March 30, 2001 were $950.5 compared to $1,191.9 for the period ended March 31, 2000, a reduction of approximately 20%. Approximately 38% of new orders booked in the three months ended March 30, 2001 were for projects awarded to the Corporation's subsidiaries located outside the United States. Key countries and geographic areas contributing to new orders awarded for the three months ended March 30, 2001 were the United States, Europe and Asia. The reduction was due to lower activity in both the Engineering and Construction and the Energy Equipment Groups.

Operating revenues decreased 17% in the three months ended March 30, 2001 compared to the three months ended March 31, 2000 to $682.6 from $822.0. This reduction was primarily due to lower activity in the Engineering and Construction Group.

Gross earnings, which are equal to operating revenues minus the cost of operating revenues, decreased by $5.5 in the three months ended March 30, 2001 as compared with the three months ended March 31, 2000 to $75.0 from $80.5. This reduction was due to lower operating revenues in the Engineering and Construction Group.

Selling, general and administrative expenses decreased by 5% in the three months ended March 30, 2001 as compared with the same period in 2000, from $54.1 to $51.4. This reduction partially relates to the Corporation's 1999 Cost Realignment Plan.

Other income in the three months ended March 30, 2001 increased to $15.6 from $14.3 for the period ended March 31, 2000. This increase can be primarily related to interest income ($.7) and foreign transaction gains ($.5).

Other deductions and dividends on the Preferred Trust Securities for the three months ended March 30, 2001 were $0.9 higher than that reported in the three months ended March 31, 2000. The increase primarily relates to higher interest expense.

Net earnings for the three months ended March 30, 2001 were $8.1 or $.20 per share diluted compared to net earnings of $8.4 or $.21 diluted per share for the three months ended March 31, 2000. The decrease relates to lower earnings before taxes ($3.2) due to lower operating revenues, offset by a lower tax provision ($2.9) relating to certain tax credits and the favorable settlement of a contested foreign tax liability.

ENGINEERING AND CONSTRUCTION GROUP
                                                        THREE MONTHS ENDED
                                                        ------------------
                                                MARCH 30, 2001    MARCH 31, 2000
                                                --------------    --------------

            Backlog                                $ 4,522.5         $4,836.1
                                                  ==========         ========
            New orders                            $    577.0         $ 766.9
                                                  ==========         =======
            Operating revenues                    $    465.9         $ 608.2
                                                  ==========         =======
            Gross earnings from operations        $     41.1         $  46.4
                                                  ===========         ======

The Engineering and Construction Group ("E&C Group"), had a backlog of $4,522.5 at March 30, 2001, which represented a decrease of $313.6 from March 31, 2000. New orders booked for the three month period ended March 30, 2001 decreased by 25% compared with the period ended March 31, 2000. This decrease reflects lower new orders in the United States, Spain, France and Italy, which were partially offset by increased activity in the United Kingdom.

Operating revenues for the three month period ended March 30, 2001 decreased 23% compared to the three month period ended March 31, 2000. Gross earnings from operations decreased by 11% for the three month period ended March 30, 2001, compared with the corresponding period ended March 31, 2000. Both the operating revenues and gross earnings decrease can be associated with lower activity in the United States, France and Italy.

ENERGY EQUIPMENT GROUP
                                                         THREE MONTHS ENDED
                                                         ------------------
                                                MARCH 30, 2001    MARCH 31, 2000
                                                --------------    --------------

           Backlog                                 $   1,839.5        $1,581.2
                                                   ===========        ========
           New orders                              $     378.9         $ 425.5
                                                   ===========         =======
           Operating revenues                      $     230.3         $ 224.4
                                                   ===========         =======
           Gross earnings from operations          $      33.6         $  33.5
                                                   ===========         =======

The Energy Equipment Group had a backlog of $1,839.5 at March 30, 2001, which represented a 16% increase from March 31, 2000, due primarily to the high amount of orders awarded in the year 2000. Approximately 17% of the Energy Equipment Group's backlog as of March 30, 2001 represents orders from Asia. These orders, which are supported by financing agreements guaranteed by the United States and Finland, are for large utility size boilers. New orders booked for the three month period ended March 30, 2001 decreased by 11% from corresponding periods in 2000. This decrease is primarily due to a large order from Poland that was received in the first quarter of 2000. Operating revenues for the three month period ended March 30, 2001 increased by 3%. Gross earnings from operations were approximately the same for the three month period ended March 30, 2001 compared with the period ended March 31, 2000.

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

FINANCIAL CONDITION

Stockholders' equity for the three months ended March 30, 2001 decreased by $11.5, due primarily to changes in the foreign currency translation adjustment of $17.7 and dividends paid of $2.4, offset by net earnings of $8.1.

During the three months ended March 30, 2001, long-term investments in land, buildings and equipment were $9.0 as compared with $11.2 for the comparable period in 2000. During the first three months of 2000, approximately $5.5 was invested in waste-to-energy projects in Italy, versus $1.7 in 2001.

Corporate and other debt, special purpose project debt and bank loans net of cash and short term investments increased by $81.9 since December 29, 2000, as a result of slow payment by certain customers and unfavorable payment terms on certain contracts.

Our corporate and other debts, including the revolving credit agreements, are as follows:

                                                       March 30,   December 29,
                                                         2001          2000
                                                      ----------  -------------

Corporate and other debt consisted of the following:
     Revolving Credit Agreements (average
     interest rate 7.65%)                                  $135.0       $  85.0
     6.75% Notes due November 15, 2005                      200.0         200.0
     Other.........................................          28.3          21.2
                                                           ------       -------
                                                           $363.3        $306.2
Less, Current portion                                          .1            .2
                                                          -------      --------
                                                           $363.2        $306.0
                                                           ======        ======
Principal payments are payable in annual installments of:
     2002...........................................                    $  20.6
     2003...........................................                       85.2
     2004...........................................                         .1
     2005...........................................                      200.0
     2006...........................................                         .1
                                                                        -------
                                                                         $306.0


In the third quarter 1998, a subsidiary of the Corporation entered into a three year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. The agreement contains certain covenants and provides for various events of termination. At March 30, 2001 and December 29, 2000, $50.0 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade balance in the Consolidated Balance Sheet.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $158.9 at March 30, 2001, a decrease of $33.0 from fiscal year end 2000. Short-term investments increased by $0.8 to $2.6. During the first quarter of fiscal 2001, the Corporation paid $2.4 in dividends to stockholders. Cash used by operating activities for working capital needs amounted to $68.1, of which $54.0 was utilized by the Engineering and Construction Group and $15.9 was utilized by the Energy Equipment Group. The Corporation's working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of the Corporation's contracts. Working capital needs have increased during the past several years because of the need to give customers more favorable payment terms under contracts to compete successfully for certain projects. Those requests generally include lower advance payments and less favorable payment schedules. In the future, the working capital needs will increase as unfilled orders continue to grow. It is expected that these less favorable payment terms, together with our customer delays in payment and the growth in business, will continue to put pressure on the short-term borrowing needs of the Corporation.

Management of the Corporation believes that cash and cash equivalents of $158.9 and short-term investments of $2.6 at March 30, 2001, when combined with cash flows from operating activities, amounts available under its Revolving Credit Agreements and access to third-party financing in the capital markets will be adequate to meet its working capital and liquidity needs for the foreseeable future. During the second quarter of 1998, the Corporation filed a Registration Statement on Form S-3 relating to $300.0 of debt, equity, and other securities, $175.0 of which has been issued as of March 30, 2001.

The Corporation's liquidity has been negatively impacted by a number of claims relating to projects that have been affected by substantial scope of work changes and other adverse factors. The net exposure associated with these claims, which have accumulated over a period of time, approximate $175.0 at March 30, 2001. While the future collections of these claims will increase cash inflows, the timing of collection of such claims is subject to uncertainty of recoverability as described in note 2 to the financial statements.

At March 30, 2001, the Corporation had a receivable of approximately $11.0 from Pacific Gas and Electric Company, a wholly owned utility subsidiary of PG&E Corporation, which recently petitioned the courts for protection under Federal Bankruptcy Laws. While the Corporation believes this receivable will be collected, the ultimate timing of the collection is uncertain and an appropriate reserve has been established.

In April, 2001 the Corporation successfully completed the sale of it's interest in two hydrogen production plants in South America. The net proceeds from these transactions was approximately $40.0 An after tax loss of $5.0, or approximately $.12 per share, will be recorded in the second quarter relating to these sales.

The Corporation is reviewing various methods to monetize certain assets in order to concentrate on reducing both corporate and project debt and improving cash flow.

CORPORATE REORGANIZATION

On November 28, 2000, the Corporation's board of directors approved a reorganization that will effectively result in the Corporation becoming a Bermuda corporation. On April 23, 2001, the Corporation's shareholders approved the reorganization. The Corporation believes that a significant portion of its business is, and will be, generated from non-U.S. markets. This reorganization will provide financial and other business advantages that are not available under the current corporate structure. By aligning the structure with the business operations, it should promote operational efficiencies, including improvements in global cash management. The reorganization should provide a more favorable corporate and regulatory structure for expansion of current and future business opportunities. The reorganization may also facilitate access to financing sources outside of the United States and broaden the investor base by making the stock more attractive to non-U.S. investors. In addition, the reorganization should provide greater flexibility over the long-term in seeking to improve the worldwide effective tax rate.

Pursuant to the plan of reorganization, Foster Wheeler Corporation shareholders will receive the equivalent number of shares in the newly formed company, Foster Wheeler Ltd., organized in Bermuda. The shares will be listed on the New York Stock Exchange under "FWC", the same symbol under which the Corporation's common stock is currently listed. The reorganization is subject to certain conditions to closing. Additional information relating to the reorganization can be obtained by referring to the Corporation's Form S-4/A Registration No. 333-52468.

OTHER MATTERS

On April 2, 2001, the Corporation announced the retirement by the end of the year of Richard J. Swift, its Chairman, President, and Chief Executive Officer. As a result of this retirement, the Corporation will incur an after tax charge of approximately $1.6, or $.04 per share, which will be recorded in the second quarter.

During the year 2000, the pension plan assets of the Corporation declined substantially due to the performance of the stock market. In addition, the anticipated return on these assets for the year was less than expected. Because of these factors, the actual pension expense for 2001 will be higher than previously forecasted, which will result in an additional charge to net earnings after tax of $3.2 million, or $.08 per share for the year. Of this amount, approximately $1.2 or $.03 per share, will be recorded in the second quarter.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (MILLIONS OF DOLLARS)


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

Interest Rate Risk - The Corporation is exposed to changes in interest rates primarily as a result of its borrowings under its Revolving Credit Agreements and its variable rate project debt. If market rates average 1% more in 2001 than in 2000, the Corporation's interest expense for the next twelve months would increase, and income before tax would decrease by approximately $4.2. This amount has been determined by considering the impact of the hypothetical interest rates on the Corporation's variable-rate balances as of March 30, 2001. In the event of a significant change in interest rates, management would likely take action to further mitigate its exposure to the change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Corporation's financial structure.

Foreign Currency Risk - The Corporation has significant overseas operations. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. This results in a mitigation of the potential impact of earnings fluctuations as a result of changes in foreign exchange rates. In addition in order to further mitigate risks associated with foreign currency fluctuations, the affiliates of the Corporation enter into foreign currency exchange contracts to hedge the exposed contract value back to their functional currency. As of March 30, 2001, the Corporation had approximately $416.0 of foreign exchange contracts outstanding. These contracts mature between 2001 and 2004. Approximately 15% of these contracts require a domestic subsidiary to sell Japanese yen and receive U.S. dollars. The remaining contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currency or other currencies for which they have payment obligations to third parties. The Corporation does not enter into foreign currency contracts for speculative purposes.

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

SAFE HARBOR STATEMENT
This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements that are based on management's assumptions, expectations and projections about the various industries within which the Corporation operates. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Corporation cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially:

o changes in the rate of economic growth in the United States and other major international economies,
o    changes in investment by the energy, power and environmental industries,
o    changes in regulatory environment,
o    changes in project schedules,
o    changes in trade, monetary and fiscal policies worldwide,
o    currency fluctuations,
o outcomes of pending and future litigation, including litigation regarding the Corporation's liability for damages and insurance coverage for asbestos exposure,
o protection and validity of patents and other intellectual property rights and
o    increasing competition by foreign and domestic companies.

For additional information about the Corporation, see the Corporation's reports on Forms 10-K, 10K/A, 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

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


The Corporation and its subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Corporation and its subsidiaries during the 1970s and prior. As of March 30, 2001, there were approximately 102,800 claims pending. During the first quarter of 2001, approximately 13,300 new claims have been filed and approximately 2,600 were either settled or dismissed without payment. The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage was $8.9 million in the first quarter of 2001.


The Corporation continues to actively manage the claims and to negotiate with certain insurance carriers concerning the limits of coverage provided during different time periods. An agreement the Corporation has had with a number of insurers to allow for efficient and thorough handling of claims was terminated by one of the participant insurers with respect to claims filed after June 12, 2001. As a result in the first quarter of 2001, lawsuits commenced among the Corporation and certain of the insurers to determine the respective rights and responsibilities under the policies going forward. The Corporation is currently in negotiations with the insurers, and the Corporation believes that it will enter into a similar replacement arrangement to govern the management of, and allocation of payments on, asbestos related claims filed after June 12, 2001. The Corporation anticipates that the existing insurance policies are adequate whether or not the Corporation can agree on a new arrangement. Although the expiration of the previous arrangement may delay the ability of the Corporation to get reimbursed on a timely basis by the insurers for claims filed after June 12, 2001, the Corporation policies will continue to cover asbestos related claims brought against the Corporation after June 12, 2001 and it is anticipated that the Corporation can continue to manage the resolution of such claims without a material adverse impact on the Corporation's financial condition.


 The Corporation has recorded an asset relating to probable insurance recoveries and a liability related to probable losses. The Corporation's ability to continue to recover its costs or any portion thereof relating to the defense and payment of these claims is uncertain and dependent on a number of factor including the financial solvency of the insurers, some of which are currently insolvent, including one insurer that has provided policies for a substantial amount of coverage.


The Corporation's management after consultation with counsel, has considered the litigation with the insurers described above, and the financial viability and legal obligations of the insurance carriers and believe that except for those insurers that have become or may become insolvent, the insurers or their guarantors should continue to adequately fund claims and defense costs relating to asbestos litigation.

The Corporation has been effective in managing the asbestos litigation in part because (1) the Corporation has access to historical project documents and other business records going back more than 50 years, allowing the Corporation to defend itself by determining if it was present at the location that is the cause of the alleged asbestos claim and, if so the timing and extent of the Corporation's presence. (2) the Corporation maintains good records on its insurance policies and have identified policies issued since 1952, and (3) the Corporation has consistently and vigorously defended these claims which has allowed the Corporation to dismiss claims that are without merit or to settle claims at amounts that are considered reasonable.

On November 30, 1999, the United States District Court for the Northern District of Texas handed down a final judgment in the case of KOCH ENGINEERING COMPANY, INC. ET AL VS. GLITSCH, INC., ET AL. Glitsch, Inc. (now known as Tray, Inc.) is an indirect subsidiary of the Corporation. This lawsuit, which claimed damages for patent infringement and trade secret misappropriations, has been pending for over 17 years. The judgment awarded compensatory damages of $20.9 million plus prejudgment interest in an amount yet to be calculated by the Court and punitive damages equal to 50% of compensatory damages, or approximately $10.5 million. While the Court has not finally determined the amount of pre-judgement interest, it has preliminarily ruled that pre-judgement interest on actual patent infringement damages will be based on an annualized 90-day Treasury bill rate calculation. The Court also ruled that post-judgement interest will be paid at a rate of 5.471% on all actual damages from November 30, 1999 until paid. If the Court adopts the plaintiff's pre-judgement interest calculations, the award of pre-judgement interest could amount to approximately $14.8 million with respect to the patient infringement damages and approximately $8.2 million for the trade secret misappropriation. Tray, Inc. has various motions for relief from the judgment which are presently pending before the trial court. Tray, Inc. believes it has reasonable grounds to appeal the judgement as it has been advised by counsel that the Court's decision contains numerous legal and factual errors subject to reversal on appeal. While Tray, Inc. believes it has reasonable grounds to prevail on appeal, the ultimate outcome cannot be determined.

In 1997, based on a 1994 United States Supreme Court decision, a federal circuit court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden County Waste-to-Energy Project with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues are not expected to be sufficient to service the debt on outstanding bonds, which were issued to construct the plant and to acquire a landfill for Camden County's use. These outstanding bonds are public debt, not debt of the Corporation. The Corporation has filed suit against the involved parties, including the State of New Jersey, seeking, among other things, to void the applicable contracts and agreements governing this project. Pending final outcome of the litigation and results of legislative initiatives in New Jersey to resolve this crisis, management believes that the plant will continue to operate at full capacity while receiving market rates for waste disposal. At the same time, management cannot determine the ultimate effect of these events on the project.

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

On December 1, 1999, three special purpose subsidiaries of the Corporation commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code in order to effectuate the terms of the Robbins Agreement. On January 21, 2000, these subsidiaries' plan of reorganization was confirmed, and the plan was consummated on February 3, 2000.

On August 8, 2000, the Corporation initiated the final phase of its exit from the Robbins Facility. As part of the Robbins Agreement, the Corporation had agreed to operate the Robbins Facility for the benefit of the bondholders for no more than 2 years or earlier if a buyer could be found for the plant, subject to being reimbursed for all costs of operation. Such reimbursement did not occur and, therefore, under the Robbins Agreement, the Corporation on October 10, 2000, completed the final phase of its exit from the project. The Corporation had been administering the project companies through a Delaware business trust, which owns the project on behalf of the bondholders. As a result of its exit from the project, the Corporation is no longer administering the project companies. At about this time, the project companies commenced new reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. In May 2001, The Corporation reached agreement with the debtor project companies and the requisite holders of the bonds favorably resolving issues related to the exit from the project.

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

Several of the Corporation's former subsidiaries associated with the Robbins Facility received a Complaint for Injunction and Civil Penalties from the State of Illinois, dated April 28, 1998 (amended in July 1998) alleging primarily state air violations at the Robbins Facility (PEOPLE OF THE STATE OF ILLINOIS V. FOSTER WHEELER ROBBINS, Inc., filed in Circuit Court of Cook County, Illinois, County Department, Chancery Division). The United States Environmental Protection Agency commenced a related enforcement action at approximately the same time. (EPA-5-98-IL-12 and EPA-5-98-IL-13). Although the complaint seeks substantial civil penalties for numerous violations of up to $50,000 for each violation, with an additional penalty of $10,000 for each day of each violation, the maximum allowed under the statute, and an injunction against continuing violations, the relevant subsidiaries have reached a staff-level agreement in principle with the state on a Consent Decree that will resolve all violations. The Corporation's liability, if any, is not expected to be material.

The Corporation's project claims have increased as a result of the increase in our lump-sum contracts between 1992 and 1999. Project claims brought by us against project owners for additional costs over the contract price or amounts not included in the original contract price, typically arising from changes in the initial scope of work or from owner-caused delays. These claims are often subject to lengthy arbitration or litigation proceedings. The costs associated with these changes or owner-caused delays include additional direct costs, such as increased labor and material costs associated with the performance of the additional works, as well as indirect costs that may arise due to delays in the completion of the project, such as increased labor costs resulting from changes in labor markets. The Corporation has used significant additional working capital in projects with costs overruns pending the resolution of the relevant project claims. The Corporation cannot assure that project claims will not continue to increase.

In the ordinary course of business, the Corporation enters into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Corporation by customers alleging deficiencies in either equipment or plant construction. Based on the Corporation's knowledge of the facts and circumstances relating to the liabilities, if any, and to the insurance coverage, the management believes that the disposition of those suits will not result in charges against assets or earning materially in excess of amounts previously provided in the accounts.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



           (a) Date of Meeting. The Annual Meeting of Stockholders of Foster Wheeler Corporation was held on April 23, 2001, at the Hunterdon Hills Playhouse, 88 Route 173 West, Hampton, New Jersey.

           (b)      Election of Directors - Voting Results

                    Directors Elected

                    Eugene D. Atkinson
                        37,409,927                  For
                           443,253                  Voted to Withhold Authority

                    E. James Ferland
                        37,404,863                  For
                           448,317                  Voted to Withhold Authority

                    Joseph J. Melone
                        37,405,606                  For
                           447,574                  Voted to Withhold Authority

                    Richard J. Swift
                        37,357,048                  For
                           496,132                  Voted to Withhold Authority

                    Other Directors continuing in office:

                    Louis E. Azzato                        Martha Clark Goss
                    John P. Clancey                        Constance J. Horner
                    David J. Farris                        John E. Stuart

           (c) Additional Matters Voted Upon. To approve the proposed Reorganization and Agreement and Plan of Merger among Foster Wheeler Corporation, Foster Wheeler LLC and Foster Wheeler Ltd. whereby Foster Wheeler Corporation will effectively change its domicile from New York to Bermuda, with all shares of Foster Wheeler Corporation automatically converting into shares of Foster Wheeler Ltd.

                                27,633,695               For
                                   914,066               Against
                                   131,084               Abstain
                                 9,174,335               Broker non-votes

                    Ratification of the appointment of
                    PricewaterhouseCoopers LLP as Independent Accounts of the Corporation for 2001.


                                37,543,835               For
                                   214,440               Against
                                    94,905               Abstain
                                         0               Broker non-votes

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a)               EXHIBITS

EXHIBIT
NUMBER                          EXHIBIT

     4.1 First Amendment dated March 1, 2001 to the Amended and Restated Rights Agreement dated September 30, 1997, between Foster Wheeler Corporation and Mellon Investor Services L.L.C. (f/n/a ChaseMellon Shareholders Services, L.L.C.), as rights agent.

     10.1 Change of Control Agreement entered into by the Corporation with the following Executive Officers: H.E. Bartoli, J.C. Blythe, L. Fries Gardner, R.D. Iseman, T.R. O'Brien, G.A. Renaud and J.E. Schessler dated March 1, 2001.

     10.2 Amendment to amended and restated Revolving Credit Agreement and Consent among the Corporation, the Guarantors signatory thereto, the Lenders Signatory thereto, and the Agents and Arrangers signatory thereto, dated as of May 31, 2000.

     12.1 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed


                  (b)               REPORTS ON FORM 8-K

     On April 2, 2001 the Corporation announced the Retirement and Consulting
          Agreement entered into by its Chairman, President and C.E.O.

                (Filed as exhibits 99.1 and 10.1, respectively,
                     to this Form 8-K dated April 2, 2001)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FOSTER WHEELER CORPORATION
                                              --------------------------
                                                            (Registrant)



Date:  MAY 14, 2001                            /S/ RICHARD J. SWIFT
      ----------------                        ----------------------------------
                                              Richard J. Swift
                                              (Chairman, President and
                                                    Chief Executive Officer)





Date:  MAY 14, 2001                            /S/ GILLES A. RENAUD
      ----------------                        ----------------------------------
                                              Gilles A. Renaud
                                              (Senior Vice President and
                                                    Chief Financial Officer)